Form 10-Q
period 2007-03-31
Duncan Energy Partners L.P.
filed 2007-05-04
CIK 1379378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to __.
Commission file number: 1-33266
DUNCAN ENERGY PARTNERS L.P.
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-5639997 (I.R.S. Employer Identification No.)
1100 Louisiana, 10th Floor
Houston, Texas 77002
(Address of Principal Executive Offices, Including Zip Code)
(713) 381-6500
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐          No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
There were 20,301,571 common units of Duncan Energy Partners L.P. (“Duncan Energy Partners”) outstanding at May 1, 2007. These common units trade on the New York Stock Exchange under the ticker symbol “DEP.”

DUNCAN ENERGY PARTNERS L.P.

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(See Note 1 for Basis of Financial Statement Presentation)
(Dollars in thousands)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$4,097	$—
Accounts receivable — trade, net of allowance for doubtful accounts of $54 at March 31, 2007 and $402 at December 31, 2006	65,935	71,776
Accounts receivable — related parties	12,243	—
Inventories	7,259	13,538
Prepaid and other current assets	1,183	792

Total current assets	90,717	86,106
Property, plant and equipment, net	762,309	707,649
Investments in and advances to unconsolidated affiliate	3,514	3,391
Intangible assets, net of accumulated amortization of $1,219 at March 31, 2007 and $1,161 at December 31, 2006	6,908	6,966
Deferred tax asset	21	—
Other assets	362	—

Total assets	$863,831	$804,112

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable — trade	$22,802	$702
Accounts payable — related parties	22,393	—
Accrued gas payables	57,473	62,571
Accrued costs and expenses	58	5,093
Accrued interest	107	—
Other current liabilities	6,027	9,263

Total current liabilities	108,860	77,629
Long-term debt (see Note 8)	169,000	—
Other long-term liabilities	713	686
Parent interest in subsidiaries (see Note 9)	259,303	—
Commitments and contingencies
Partners’ equity:
Limited partners (20,301,571 common units outstanding at March 31, 2007)	325,305	—
General partner	683	—
Accumulated other comprehensive income	(33)	—
Owners’ net investment — predecessor	—	725,797

Total partners’ equity	325,955	725,797

Total liabilities and partners’ equity	$863,831	$804,112

See Notes to Unaudited Condensed Consolidated Financial Statements

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
AND COMPREHENSIVE INCOME
(See Note 1 for Basis of Financial Statement Presentation)
(Dollars in thousands, except per unit amounts)

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor

	For the Two	One Month	For the Three
	Months Ended	Ended	Months Ended
	March 31, 2007	January 31, 2007	March 31, 2006

Revenues:
Third parties	$91,494	$42,657	$178,858
Related parties	42,380	24,017	103,584

Total (see Note 11)	133,874	66,674	282,442

Costs and expenses:
Operating costs and expenses:
Third parties	120,078	58,038	256,989
Related parties	4,353	3,149	13,195

Total operating costs and expenses	124,431	61,187	270,184

General and administrative costs:
Third parties	133	22	23
Related parties	224	455	753

Total general and administrative costs	357	477	776

Total costs and expenses	124,788	61,664	270,960

Equity in income of unconsolidated affiliate	46	25	154

Operating income	9,132	5,035	11,636

Other income (expense):
Interest expense	(1,131)	—	—
Interest income	144	—	—
Other, net	—	—	4

Other expense	(987)	—	4
Income before provision for income taxes, parent interest in the income of subsidiaries and the cumulative effect of a change in accounting principle	8,145	5,035	11,640
Provision for income taxes	(173)	—	—

Income before parent interest in income of subsidiaries and the cumulative effect of a change in accounting principle	7,972	5,035	11,640
Parent interest in income of subsidiaries	(4,049)	—	—

Income before the cumulative effect of a change in accounting principle	3,923	5,035	11,640
Cumulative effect of a change in accounting principle (see Note 2)	—	—	9

Net income	3,923	5,035	11,649
Change in fair value of commodity financial instruments	(33)	—	(72)

Comprehensive income	$3,890	$5,035	$11,577

Net income allocation: (see Note 13)
Limited partners’ interest in net income	$3,845

General partner interest in net income	$78

Earnings per unit: (see Note 13)
Basic and diluted income per unit	$0.19

See Notes to Unaudited Condensed Consolidated Financial Statements

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(See Note 1 for Basis of Financial Statement Presentation)
(Dollars in thousands)

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor

	For the Two	One Month	For the Three
	Months Ended	Ended	Months Ended
	March 31, 2007	January 31, 2007	March 31, 2006

Operating activities:
Net income	$3,923	$5,035	$11,649
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion in operating costs and expenses	4,515	2,209	4,841
Amortization in interest expense	21	—	—
Equity in income of unconsolidated affiliate	(46)	(25)	(154)
Cumulative effect of a change in accounting principle	—	—	(9)
Parent interest in income of subsidiaries	4,049	—	—
Gain on sale of assets	(2)	—	(7)
Deferred income tax expense	(21)	—	—
Changes in fair market value of financial instruments	(2)	—	(53)
Net effect of changes in operating accounts (see Note 15)	36,259	(10,754)	(13,077)

Net cash flows provided by (used in) operating activities	48,696	(3,535)	3,190

Investing activities:
Capital expenditures	(48,480)	(5,348)	(14,362)
Contributions in aid of construction costs	154	349	14
Proceeds from sale of assets	2	—	7
Advances to unconsolidated affiliate	(51)	—	(56)

Cash used in investing activities	(48,375)	(4,999)	(14,397)

Financing activities:
Borrowings under debt agreements	200,000	—	—
Repayments of debt	(31,000)	—	—
Debt issuance costs	(510)	—	—
Distributions paid to Parent at IPO	(459,551)	—	—
Net contributions from Parent to subsidiaries	2,962	—	—
Net cash contributions from and distributions to owners — predecessor (see Note 2)		8,534	11,207
Net proceeds from issuance of common units	291,872	—	—

Cash provided by financing activities	3,773	8,534	11,207

Net change in cash and cash equivalents	4,094	—	—
Cash and cash equivalents, beginning of period	3	—	—

Cash and cash equivalents, end of period (see Note 2)	$4,097	$—	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENT OF CONSOLIDATED PARTNERS’ EQUITY
(See Note 1 for Basis of Financial Statement Presentation and Note 10 for Unit History)
(Dollars in thousands)

	Duncan
	Energy
	Partners
	Predecessor	Duncan Energy Partners

	Owners'	Limited
	Net	Partner	General
	Investment	Interests	Partner	AOCI	Total

Balance, December 31, 2006	$725,797				$725,797
Net income — January 1, 2007 to January 31, 2007	5,035				5,035
Net cash contribution from owners	8,534				8,534
Non-cash contribution from owners	6				6

Balance, January 31, 2007	739,372				739,372
Adjustment for Predecessor liabilities not transferred to Duncan Energy Partners	2,664				2,664
Retention by Parent of 34% ownership interest in certain operating subsidiaries	(252,292)				(252,292)
Allocation of Predecessor equity to Parent in exchange for 5,351,571 common units of Duncan Energy Partners and general partner interest	(489,744)	$479,948	$9,796		—
Net proceeds from issuance of 14,950,000 common units to public at initial public offering	—	291,872	—		291,872
Cash distribution to Parent at time of initial public offering	—	(450,360)	(9,191)		(459,551)

Balance after completion of initial public offering and related transactions	—	321,460	605		322,065
Net income — February 1, 2007 to March 31, 2007	—	3,845	78		3,923
Change in fair value of commodity financial instruments - February 1, 2007 to March 31, 2007	—	—	—	$(33)	(33)

Balance, March 31, 2007	$—	$325,305	$683	$(33)	$325,955

See Notes to Unaudited Condensed Consolidated Financial Statements

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Background and Basis of Financial Statement Presentation
   Significant Relationships Referenced in these Notes
     Duncan Energy Partners L.P. did not own any assets prior to February 5, 2007, which was the date it completed its initial public offering of common units. The business and operations of Duncan Energy Partners L.P. prior to February 5, 2007 are referred to as “Duncan Energy Partners Predecessor” or “Predecessor.” Unless the context requires otherwise, references to “we,” “us,” “our,” “the Partnership” or “Duncan Energy Partners” are intended to mean the business and operations of Duncan Energy Partners L.P. and its consolidated subsidiaries since February 5, 2007. When used in a historical context (i.e. prior to February 5, 2007), these terms are intended to mean the combined business and operations of Duncan Energy Partners Predecessor. For financial reporting purposes, the effective date of the closing of our initial public offering and related transactions was February 1, 2007.
     References to “DEP GP” mean DEP Holdings, LLC, which is our general partner.
     References to “DEP Operating Partnership” mean DEP Operating Partnership, L.P., which is a wholly owned subsidiary of Duncan Energy Partners that conducts substantially all of its business.
     References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., which owns 100% of Enterprise Products Operating L.P.
     References to “EPOLP” mean Enterprise Products Operating L.P., which is our Parent, and its consolidated subsidiaries. EPOLP has a controlling interest in the Partnership’s general partner and is a significant owner of the Partnership’s common units.
     References to “Enterprise Products GP” mean Enterprise Products GP, LLC, the general partner of Enterprise Products Partners.
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
   Basis of Financial Statement Presentation
     Our results of operations since the completion of our initial public offering are not necessarily indicative of results expected for the full year.
     Except per unit amounts, or as noted within the context of each footnote disclosure, dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

     The financial information and related notes included under this Item 1 that pertain to periods prior to our initial public offering reflect the assets, liabilities and operations contributed to us by EPOLP at the closing of our initial public offering on February 5, 2007. We refer to these historical assets, liabilities and operations as the assets, liabilities and operations of Duncan Energy Partners Predecessor. We have elected February 1, 2007 as the effective closing date for financial accounting and reporting purposes with respect to Duncan Energy Partners Predecessor.
     The financial information of Duncan Energy Partners Predecessor reflects EPOLP’s historical ownership of these assets, liabilities and operations. The principal business entities included in the historical combined financial statements of Duncan Energy Partners Predecessor are (on a 100% basis): (i) Mont Belvieu Caverns, LLC (“Mont Belvieu Caverns”), a Delaware limited liability company; (ii) Acadian Gas, LLC (“Acadian Gas”), a Delaware limited liability company; (iii) Enterprise Lou-Tex Propylene Pipeline L.P. (“Lou-Tex Propylene”), a Delaware limited partnership, including its general partner; (iv) Sabine Propylene Pipeline L.P. (“Sabine Propylene”), a Delaware limited partnership, including its general partner; and (v) South Texas NGL Pipelines, LLC (“South Texas NGL”), a Delaware limited liability company. EPOLP contributed a 66% equity interest in each of these five entities to us on February 5, 2007. EPOLP retained the remaining 34% equity interests in each of these subsidiaries.
     We have presented our results of operations following the completion of our initial public offering separately from those pertaining to Duncan Energy Partners Predecessor. We acquired substantially all of the assets and operations of the Predecessor that are included in our consolidated financial statements. There are a number of agreements and other items that went into effect at the time of our initial public offering that affect the comparability of our current operating results with the historical operating results of Duncan Energy Partners Predecessor. These differences include:
•	the fees we charge EPOLP for underground storage services at the facility owned by Mont Belvieu Caverns increased as a result of new agreements executed in connection with our initial public offering;

•	all storage well measurement gains and losses relating to Mont Belvieu Caverns’ facility are now retained by EPOLP;

•	Mont Belvieu Caverns now makes a special allocation of operational measurement gains and losses to EPOLP; and

•	the transportation revenues recorded by Lou-Tex Propylene and Sabine Propylene decreased after our initial public offering due to the assignment of certain exchange agreements to us by EPOLP.
     In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC.”) These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006 (Commission File No. 1-33266).
   Overview of Business
     Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DEP.” The Partnership was formed by Enterprise Products Partners in September 2006 to acquire, own and operate a diversified portfolio of midstream energy assets. We are owned 98% by our limited partners and 2% by our general partner, DEP GP, which is a wholly owned subsidiary of EPOLP. DEP GP is responsible for managing all of our operations and activities. EPCO provides all employees and certain administrative services for us.
     On February 5, 2007, the Partnership completed its initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds to the Partnership of $291.9 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, the Partnership distributed $260.6 million of these net proceeds to EPOLP, along with $198.9 million in borrowings under its revolving credit facility (see below) and a final amount of 5,351,571 common units of the Partnership. The Partnership used $38.5 million of net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units it had originally issued to EPOLP, resulting in the final amount of 5,351,571 common units beneficially owned by EPOLP.
     The following is a brief description of the operations contributed to us by EPOLP on February 5, 2007:
•	Mont Belvieu Caverns owns and operates salt dome caverns and a brine system located in Mont Belvieu, Texas.

•	Acadian Gas gathers, transports, stores and markets natural gas in Louisiana utilizing over 1,000 miles of high-pressure transmission lines and lateral and gathering lines with an aggregate throughput capacity of one billion cubic feet per day (the “Acadian Gas System”), including a 27-mile pipeline owned by its unconsolidated affiliate Evangeline Gas Pipeline L.P. (“Evangeline”) and a leased storage cavern with three billion cubic feet of storage capacity.

•	Lou-Tex Propylene owns a 263-mile pipeline used to transport chemical-grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas.

•	Sabine Propylene owns a 21-mile pipeline used to transport polymer-grade propylene from Port Arthur, Texas to a pipeline interconnect in Cameron Parish, Louisiana on a transport-or-pay basis.

•	South Texas NGL owns a 220-mile pipeline extending from Corpus Christi, Texas to Pasadena, Texas that was purchased by EPOLP from a third party in August 2006 for $97.7 million. Beginning in January 2007, this pipeline (together with other pipelines constructed, leased or acquired since August 2006) commenced transportation of NGLs from two of EPOLP’s processing facilities located in South Texas to Mont Belvieu, Texas. Collectively, these pipelines are called the DEP South Texas NGL Pipeline System.
     EPOLP has owned controlling interests and operated the underlying assets of Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene and Sabine Propylene for several years. On February 5, 2007, DEP Operating Partnership (the primary operating subsidiary of the Partnership) assumed operating responsibilities.
     EPOLP may contribute other equity interests in its subsidiaries or its subsidiaries’ assets to the Partnership and use the proceeds it receives to fund its capital spending program. EPOLP has no obligation or commitment to make such contributions to the Partnership.
Note 2. General Accounting Policies and Related Matters
   Cash and Cash Equivalents
     Prior to our initial public offering, we operated within the EPOLP cash management program. For purposes of presentation in the Unaudited Condensed Statements of Consolidated Cash Flows, cash flows received (or used) in financing activities represent transfers of excess cash from us to our prior owners equal to net cash flow provided by operating activities less cash used in investing activities. Such transfers of excess cash are shown as distributions to owners on our Unaudited Condensed Statement of Partners’ Equity prior to February 5, 2007. Conversely, if cash used in investing activities is greater than net cash flow provided by operating activities, then a deemed contribution by owners was presented. As a result, our financial statements prior to February 2007 do not present cash balances.
     Cash and cash equivalents represent unrestricted cash on hand and highly liquid investments with original maturities of less than three months from the date of purchase.
     Our Statements of Consolidated Cash Flows are prepared using the indirect method. The indirect method derives net cash flows from operating activities by adjusting net income to remove (i) the effects of all deferrals of past operating cash receipts and payments, such as changes during the period in inventory, deferred income and similar transactions, (ii) the effects of all accruals of expected future operating cash receipts and cash payments, such as changes during the period in receivables and payables, (iii) the effects of all items classified as investing or financing cash flows, such as gains or losses on sale of property, plant and equipment or extinguishment of debt, and (iv) other non-cash amounts such as depreciation, amortization and changes in the fair market value of financial instruments.
   Consolidation Policy
     We evaluate our financial interests in business enterprises to determine if they represent variable interest entities where we are the primary beneficiary. If such criteria are met, we consolidate the financial statements of such businesses with those of our own. Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest, after the elimination of all material intercompany accounts and transactions.
     If an investee is organized as a limited partnership or limited liability company and maintains separate ownership accounts, we account for our investment using the equity method if our ownership interest is between 3% and 50% and we exercise significant influence over the investee’s operating and financial policies. For all other types of investments, we apply the equity method of accounting if our ownership interest is between 20% and 50% and we exercise significant influence over the investee’s operating and financial policies. Our proportionate share of profits and losses from transactions with equity method unconsolidated affiliate are eliminated in consolidation to the extent such amounts are material and remain on our balance sheet (or those of our equity method investees) in inventory or similar accounts.
     To the extent applicable, we would also consolidate other entities and ventures in which we possess a controlling financial interest as well as partnership interests where we are the sole general partner of the partnership. If our ownership interest in an investee does not provide us with either control or significant influence over the investee, we would account for the investment using the cost method.
   Cumulative effect of a change in accounting principle
     We recognized, as a nominal benefit, the cumulative effect of a change in accounting principle of $9 thousand in January 2006 due to the implementation of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.”
   Estimates
     Preparing our Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from these estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

   Income Taxes
     We are organized as a pass-through entity for income tax purposes. As a result, our partners are responsible for federal income taxes on their share of our taxable income. For the two months ended March 31, 2007, our provision for income taxes of $0.2 million is applicable to state tax obligations under the Texas Margin Tax.
     In accordance with Financial Accounting Standards Board Interpretation “FIN” 48, “Accounting for Uncertainty in Income Taxes,” we must recognize the tax effects of any uncertain tax positions we may adopt, if the position taken by us is more likely than not sustainable. If a tax position meets such criteria, the tax effect to be recognized by us would be the largest amount of benefit with more than a 50% chance of being realized upon settlement. This guidance was effective January 1, 2007, and our adoption of this guidance had no material impact on our financial position, results of operations or cash flows.
   Recent Accounting Developments
     SFAS 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and we will be required to adopt SFAS 157 on January 1, 2008. We do not believe SFAS 157 will have a material impact on our financial position, results of operations, and cash flows since we already apply its basic concepts in measuring fair values used to record various transactions such as business combinations and asset acquisitions.
     SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurements attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 159 will have on our financial statements.
Note 3. Financial Instruments
     In addition to its natural gas transportation business, Acadian Gas engages in the purchase and sale of natural gas. The price of natural gas fluctuates in response to changes in supply, market uncertainty, and a variety of additional factors that are beyond our control. Acadian Gas may enter into risk management transactions to manage price risk, basis risk, physical risk or other risks related to its commodity positions on both a short-term (less than 30 days) and long-term basis, not to exceed 24 months.
     Acadian Gas may use commodity financial instruments such as futures, swaps and forward contracts to mitigate such risks. In general, the types of risks Acadian Gas attempts to hedge are those related to the variability of its future earnings and cash flows resulting from changes in applicable commodity prices. The commodity financial instruments that Acadian Gas utilizes may be settled in cash or with another financial instrument. As a matter of policy, Acadian Gas does not use financial instruments for speculative (or “trading”) purposes.
     Acadian Gas enters into a small number of cash flow hedges in connection with its purchase of natural gas held-for-sale. In addition, Acadian Gas enters into a limited number of offsetting financial instruments that effectively fix the price of natural gas for certain of its customers.
     The fair value of the Acadian Gas commodity financial instrument portfolio was a liability of $31 thousand at March 31, 2007 and a negligible amount at December 31, 2006. We recorded losses of $408 thousand and gain of $6 thousand related to our commodity financial instruments during the three months ended March 31, 2007 and 2006, respectively.
Note 4. Inventories
     Our inventory consists of natural gas volumes valued at the lower of average cost or market. At March 31, 2007 and December 31, 2006, the value of our natural gas inventory was $7.3 million and $13.5 million, respectively.
     Operating costs and expenses, as presented on our Unaudited Condensed Statements of Consolidated Operations and Comprehensive Income included cost of sales amounts related to the sale of natural gas inventory. Our costs of sales were $166.2 million and $252.8 million for the three months ended March 31, 2007 and 2006, respectively.
     As a result of fluctuating market conditions, we recognize lower of average cost or market (“LCM”) adjustments when the historical cost of our inventory exceeds its net realizable value. These non-cash adjustments are recorded as a component of cost of sales. For the three months ended March 31, 2007, we recognized LCM adjustments of approximately $0.1 million. No LCM adjustments were required for the three months ended March 31, 2006.
Note 5. Property, Plant and Equipment
     Our property, plant and equipment values and accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful		March 31,	December 31,
	Life in Years		2007	2006

Natural gas and petrochemical pipelines and related equipment (1)	3-35	(4)	$405,054	$350,360
Underground storage wells and related assets (2)	5-35	(5)	272,010	324,685
NGL pipelines and related equipment	5-35	(6)	132,413	98,148
Transportation equipment (3)	3-10		1,222	1,240
Land			15,809	15,809
Construction in progress			86,797	61,839

Total			913,305	852,081
Less accumulated depreciation			150,996	144,432

Property, plant and equipment, net			$762,309	$707,649

(1)	Includes natural gas and petrochemical pipelines, office furniture and equipment, buildings, and related assets.

(2)	Underground storage facilities include underground product storage caverns and related assets such as pipes and compressors.

(3)	Transportation equipment includes vehicles and similar assets used in our operations.

(4)	In general, the estimated useful lives of major components of this category are: pipelines, 18-35 years (with some equipment at 5 years); office furniture and equipment, 3-20 years; and buildings 20-35 years.

(5)	In general, the estimated useful life of underground storage facilities is 20-35 years (with some components at 5 years).

(6)	In general, the estimated useful life of NGL pipelines will be 20-35 years (with some equipment at 5 years).
     Depreciation expense for the three months ended March 31, 2007 and 2006 was $6.7 million, and $4.8 million, respectively. We capitalized $1.3 million and $0.3 million of interest in connection with capital projects during the three months ended March 31, 2007 and 2006, respectively.
     The initial phase of the DEP South Texas NGL Pipeline System was placed in service in January 2007. This event resulted in the reclassification of associated construction-in-progress amounts to NGL pipelines and related equipment (as shown in the preceding table).

Note 6. Investments in and Advances to Unconsolidated Affiliate
     Acadian Gas, through a wholly owned subsidiary, owns a collective 49.51% equity interest in Evangeline, which consists of a 45% direct ownership interest in Evangeline Gas Pipeline, L.P. (“EGP”) and a 45.05% direct interest in Evangeline Gas Corp. (“EGC”). EGC also owns a 10% direct interest in EGP. Third parties own the remaining equity interests in EGP and EGC.
     Evangeline owns a 27-mile natural gas pipeline system extending from Taft, Louisiana to Westwego, Louisiana that connects three electric generation stations owned by Entergy Louisiana. Evangeline’s most significant contract is a 21-year natural gas sales agreement with Entergy. Acadian Gas does not have a controlling interest in the Evangeline entities, but does exercise significant influence on Evangeline’s operating policies. Acadian Gas accounts for its financial investment in Evangeline using the equity method since it is not the primary beneficiary of Evangeline.
     At March 31, 2007 and December 31, 2006, the carrying value of our investment in Evangeline was $3.5 million and $3.4 million, respectively. Our Unaudited Condensed Statements of Consolidated Operations and Comprehensive Income reflect equity earnings from Evangeline of $0.1 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. Our investment in Evangeline is classified within our Natural Gas Pipelines & Services business segment.
    Summarized Financial Information of Unconsolidated Affiliate
     The following table presents unaudited summarized income statement data of Evangeline for the periods indicated (on a 100% basis):

	For the Three Months
	Ended March 31,
	2007	2006

Revenues	$52,374	$80,542
Operating income (loss)	1,603	1,941
Net income (loss)	144	314
Note 7. Intangible Assets
     Our intangible assets represent the value attributable to renewable storage contracts with various customers. We acquired these assets in connection with the purchase of storage caverns from a third party in January 2002. Due to the renewable nature of the underlying contracts, we amortize our intangible assets on a straight-line basis over the estimated remaining economic life of the storage assets to which they relate. We classify these intangible assets within our NGL & Petrochemical Storage Services business segment.
     The gross value of these intangible assets was $8.1 million at inception. At March 31, 2007 and December 31, 2006, the carrying value of these intangible assets was $6.9 million and $7.0 million, respectively. We recorded $58 thousand of amortization expense associated with these intangible assets during each of the three month periods ended March 31, 2007 and 2006. For the remainder of 2007, we estimate that the amortization expense associated with these intangible assets will be $174 thousand.
Note 8. Debt Obligations
     On February 5, 2007, we entered into a $300.0 million revolving credit facility having a $30.0 million sublimit for Swingline loans. We may also issue up to $300.0 million of letters of credit under this facility. Letters of credit outstanding under this facility reduce the amount available for borrowings. At the closing of our initial public offering, we made an initial draw of $200.0 million under this facility to fund the $198.9 million cash distribution to EPOLP and the remainder to pay debt issuance costs. At March 31,

2007, the balance outstanding under this facility was $169.0 million.
     This credit facility matures in February 2011 and will be used by us in the future to fund working capital and other capital requirements and for general partnership purposes. We may make up to two requests for one-year extensions of the maturity date (subject to certain restrictions). The revolving credit facility is also available to help fund distributions. We can increase the borrowing capacity under our revolving credit facility, without consent of the lenders, by an amount not to exceed $150.0 million, by adding to the facility one or more new lenders and/or increasing the commitments of existing lenders. No existing lender is required to increase its commitment, unless it agrees to do so in its sole discretion.
     Our revolving credit facility offers the following unsecured loans (as defined in the credit agreement), each having different minimum borrowing amounts and interest requirements:
•	London Interbank Offered Rate (“LIBOR”) Loans. LIBOR loans can be exercised in a minimum borrowing amount of $5.0 million and multiples of $1.0 million thereafter. No more than eight LIBOR loans may be outstanding at any time under the revolving credit facility. LIBOR loans bear interest at a rate per annum equal to LIBOR plus the applicable LIBOR margin. Unless LIBOR loans are repaid on interest payment dates, breakage costs could be incurred.

•	Base Rate Loans. Base Rate loans can be exercised in a minimum borrowing amount of $1.0 million and multiples of $500.0 thousand thereafter. These loans bear interest at a rate per annum equal to the Base Rate. The Base Rate is the higher of (i) the rate of interest publicly announced by the administrative agent, Wachovia Bank, National Association, as its Base Rate and (ii) 0.5% per annum above the Federal Funds Rate in effect on such date.

•	Swingline Loans. Swingline loans can be exercised in a minimum borrowing amount of $1.0 million and multiples of $100.0 thousand thereafter. These loans bear interest at a rate per annum equal to LIBOR plus an applicable LIBOR margin.
     For the 55-day period in which we had borrowings outstanding under this facility, our weighted-average variable interest rate paid was 6.17%.
     Our revolving credit facility requires us to maintain a leverage ratio for the prior four fiscal quarters of not more than 4.75 to 1.00 at the last day of each fiscal quarter commencing June 30, 2007; provided that, upon the closing of a permitted acquisition, such ratio shall not exceed (a) 5.25 to 1.00 at the last day of the fiscal quarter in which such specified acquisition occurred and at the last day of each of the two fiscal quarters following the fiscal quarter in which such specified acquisition occurred, and (b) 4.75 to 1.00 at the last day of each fiscal quarter thereafter. In addition, prior to obtaining an investment-grade rating by Standard & Poor’s Ratings Services, Moody’s Investors Service or Fitch Ratings, our interest coverage ratio, for the prior four fiscal quarters shall not be less than 2.75 to 1.00 at the last day of each fiscal quarter commencing June 30, 2007.
     Our revolving credit facility contains other customary covenants, including those restricting or limiting our ability, and the ability of certain of our subsidiaries, to:
•	make distributions;

•	incur additional indebtedness;

•	grant liens or make certain negative pledges;

•	engage in certain asset conveyances, sales, leases, transfers, distributions or otherwise dispose of certain assets, businesses or operations;

•	make certain investments;

•	enter into a merger, consolidation, or dissolution;

•	engage in transactions with affiliates;

•	directly or indirectly make or permit any payment or distribution in respect of our partnership interests; or

•	permit or incur any limitation on the ability of any of our subsidiaries to pay dividends or make distributions to, repay indebtedness to, or make subordinated loans or advances to us.
     If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following is an event of default under the credit agreement:
•	non-payment of any principal, interest or fees when due under the credit agreement subject to grace periods;

•	non-performance of covenants subject to grace periods;

•	failure of any representation or warranty to be true and correct in any material respect when made;

•	failure to pay any other material debt exceeding $10.0 million in the aggregate;

•	a change of control; and

•	other customary defaults.
   Evangeline joint venture debt obligation
     At March 31, 2007 and December 31, 2006, long-term debt for Evangeline consisted of (i) $18.2 million in principal amount of 9.9% fixed interest rate senior secured notes due December 2010 (the “Series B” notes) and (ii) a $7.5 million subordinated note payable to an affiliate of the other co-venture participant (the “LL&E Note”). The Series B notes are collateralized by (i) Evangeline’s property, plant and equipment; (ii) proceeds from its Entergy natural gas sales contract; and (iii) a debt service reserve requirement. Scheduled principal repayments on the Series B notes are $5.0 million annually through 2009 with a final repayment in 2010 of approximately $3.2 million. The trust indenture governing the Series B notes contains covenants such as requirements to maintain certain financial ratios. Evangeline was in compliance with such covenants during the periods presented.
     Evangeline incurred the LL&E Note obligations in connection with its acquisition of the Entergy natural gas sales contract in 1991 and formation of the venture. The LL&E Note is subject to a subordination agreement which prevents the repayment of principal and accrued interest on the note until such time as the Series B note holders are either fully cash secured through debt service accounts or have been completely repaid. Variable rate interest accrues on the subordinated note at a LIBOR rate plus 0.5%. The weighted-average variable interest rate paid on this debt was 5.87% during the three months ended March 31, 2007. At March 31, 2007 and December 31, 2006, the amount of accrued but unpaid interest on the LL&E Note was approximately $8.2 million and $7.9 million, respectively.

Note 9. Parent Interest in Subsidiaries
     In connection with our initial public offering (see Note 1), EPOLP contributed to us 66% of the equity interest in Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL. EPOLP retained the remaining 34% equity interest in each of these entities. We account for EPOLP’s share of our subsidiaries’ net assets and income as Parent interest in a manner similar to minority interest.
     The following table presents the change in Parent interest in subsidiaries as shown on our Unaudited Condensed Consolidated Balance Sheet at March 31, 2007:

Retention by Parent of 34% ownership interest in certain operating subsidiaries contributed to us on February 1, 2007	$252,292
Parent interest in income of subsidiaries — February 1, 2007 through March 31, 2007	4,049
Parent capital contributions to subsidiaries, net — February 1, 2007 through March 31, 2007	2,962

Parent interest in subsidiaries, March 31, 2007	$259,303

     The Parent made net capital contributions of $3.0 million to us during the two months ended March 31, 2007. This amount consisted of $5.9 million of contributions primarily related to normal capital project expenditures less $2.9 million of cash distributions.
     The following table presents our calculation of Parent interest in income of subsidiaries for the two months ended March 31, 2007:

		Parent
		Interest in
		Income of
		Subsidiaries
Net income amounts for two months ended March 31, 2007:
Mont Belvieu Caverns’ net income (before special allocation of operational measurement gains and losses (see Note 12)	$4,554
Less operational measurement gain allocated to Parent	1,327	$1,327

Remaining Mont Belvieu Caverns’ net income to allocate to partners	3,227
Multiplied by Parent 34% interest in remaining net income	x 34%

Mont Belvieu Caverns’ net income allocated to Parent	1,097	1,097

Acadian Gas net income multiplied by Parent 34% interest		217
Lou-Tex Propylene net income multiplied by Parent 34% interest		505
Sabine Propylene net income multiplied by Parent 34% interest		55
South Texas NGL net income multiplied by Parent 34% interest		848

Parent interest in income of subsidiaries — February 1, 2007 through March 31, 2007		$4,049

Note 10. Partners’ Equity and Distributions
     We are a Delaware limited partnership that was formed in September 2006. We are owned 98% by our limited partners and 2% by our general partner, DEP GP, which is a wholly owned subsidiary of EPOLP.
     Capital accounts, as defined in our Partnership Agreement, are maintained by us for our general partner and our limited partners. The capital account provisions of our Partnership Agreement incorporate principles established for U.S. Federal income tax purposes and are not comparable to the equity accounts reflected under GAAP in our consolidated financial statements. Earnings and cash distributions are allocated to our partners in accordance with their respective percentage interests.
     As discussed in Note 1, we completed our initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) on February 5, 2007 at a price of $21.00 per unit, which generated net proceeds to the Partnership of $291.9 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, we distributed $260.6 million of these net proceeds to EPOLP, along with $198.9 million in borrowings under our revolving credit facility (see Note 8) and a final amount of 5,351,571 common units of the Partnership.
     The following table presents the adjustments made to the owners’ net investment balance of Duncan Energy Partners Predecessor at December 31, 2006 to arrive at our total partners’ equity balance after completion of our initial public offering effective February 1, 2007:

Balance, December 31, 2006	$725,797
Net income — January 1, 2007 to January 31, 2007	5,035
Net cash contribution from owners	8,534
Non-cash contribution from owners	6

Balance, January 31, 2007	739,372
Adjustment for Predecessor liabilities not transferred to Duncan Energy Partners (1)	2,664
Retention by Parent of 34% ownership interest in certain operating subsidiaries (2)	(252,292)
Allocation of Predecessor equity to Parent in exchange for 5,351,571 common units of Duncan Energy Partners	(489,744)

Balance after completion of initial public offering and related transactions	$—

(1)	Reflects the retention by EPOLP of the storage well measurement imbalance account.

(2)	Reflects the retention by EPOLP (the sponsor of the Partnership) of a 34% ownership interest in each of operating subsidiaries.
Unit History
     The following table details changes in our outstanding common units since our initial public offering on February 5, 2007. The Partnership used $38.5 million of net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units it had originally issued to EPOLP, resulting in the final amount of 5,351,571 common units beneficially owned by EPOLP.

Activity on February 5, 2007:
Common units originally issued to EPOLP in connection with its contribution of assets to us	7,301,571
Common units originally issued in connection with our initial public offering	13,000,000
Redemption of common units using proceeds of overallotment	(1,950,000)
Additional common units issued to public in connection with our initial public offering (overallotment amount)	1,950,000

Common units outstanding, March 31, 2007	20,301,571

Distributions
     Our partnership agreement requires us to distribute all of our available cash (as defined in our Partnership Agreement) to our partners on a quarterly basis. Such distributions are not cumulative. In addition, we do not have a legal obligation to pay distributions at our initial distribution rate or at any other rate except as provided in our partnership agreement. Our general partner is entitled to 2% of all distributions; however, it has no incentive distribution rights.
     On May 9, 2007, we expect to pay a prorated quarterly distribution of $0.244 per unit (based on our initial declared quarterly distribution of $0.40 per unit) for the 55-day period from and including February 5, 2007 (the closing date of our initial public offering) through March 31, 2007.

Note 11. Business Segments
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
     We define total (or combined) segment gross operating margin as operating income before: (i) depreciation, amortization and accretion expense; (ii) gains and losses on the sale of assets; and (iii) general and administrative expenses. Gross operating margin is exclusive of other income and expense transactions, provision for income taxes, extraordinary charges and the cumulative effect of changes in accounting principles. Gross operating margin by segment is calculated by subtracting segment operating costs and expenses (net of the adjustments noted above) from segment revenues, with both segment totals before the elimination of any intersegment and intrasegment transactions. In accordance with GAAP, intercompany accounts and transactions are eliminated in consolidation.
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
     All of our consolidated revenues were earned in the United States. Our underground storage wells in Mont Belvieu, Texas receive, store and deliver NGLs and petrochemical products for refinery and other customers along the U.S. Gulf Coast. Acadian Gas gathers, transports, stores and markets natural gas to customers in Louisiana. Our petrochemical pipelines provide propylene transportation services to shippers in southeast Texas and southwestern Louisiana. Our DEP South Texas NGL Pipeline System commenced transportation of NGLs from south Texas to Mont Belvieu, Texas in January 2007 for EPOLP.
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

     The following table shows our measurement of total segment gross operating margin for the periods indicated:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Two	One Month	For the Three
	Months Ended	Ended	Months Ended
	March 31, 2007	January 31, 2007	March 31, 2006
Revenues (1)	$133,874	$66,674	$282,442
Less: Operating costs and expenses (1)	(124,431)	(61,187)	(270,184)
Add: Equity in income of unconsolidated affiliate (1)	46	25	154
Depreciation, amortization and accretion in operating costs and expenses (2)	4,515	2,209	4,841
Gain on sale of assets (2)	(2)	—	(7)

Total segment gross operating margin	$14,002	$7,721	$17,246

(1)	These amounts are taken from our Unaudited Condensed Statements of Consolidated Operations and Comprehensive Income.

(2)	These non-cash amounts are taken from the operating activities section of our Unaudited Condensed Statements of Consolidated Cash Flows.
     A reconciliation of our measurement of total gross operating margin to operating income and further to income before the cumulative effect of a change in accounting principle follows:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Two	One Month	For the Three
	Months Ended	Ended	Months Ended
	March 31, 2007	January 31, 2007	March 31, 2006
Total segment gross operating margin	$14,002	$7,721	$17,246
Adjustments to reconcile total non-GAAP segment gross operating margin to operating income:
Depreciation, amortization and accretion in operating costs and expenses	(4,515)	(2,209)	(4,841)
Gain on sale of assets in operating costs and expenses	2	—	7
General and administrative costs	(357)	(477)	(776)

Operating income	9,132	5,035	11,636
Other income (expense), net	(987)	—	4
Provision for income taxes	(173)	—	—
Parent interest in income of subsidiaries	(4,049)	—	—

Income before the cumulative effect of a change in accounting principle	$3,923	$5,035	$11,640

     Information by segment, together with reconciliations to our consolidated totals, is presented in the following table:

	Reportable Segments
	NGL and	Natural Gas
	Petrochemical	Pipelines	Petrochemical	NGL	Adjustments
	Storage	&	Pipeline	Pipeline	and	Consolidated
	Services	Services	Services	Services	Eliminations	Totals
Revenues from third parties:
Two months ended March 31, 2007	$6,672	$82,147	$2,675	—	—	$91,494
One month ended January 31, 2007	3,630	39,027	—	—	—	42,657
Three months ended March 31, 2006	8,757	170,101	—	—	—	178,858
Revenues from related parties:
Two months ended March 31, 2007	4,767	34,148	—	$3,465	—	$42,380
One month ended January 31, 2007	1,534	17,742	2,990	1,751	—	24,017
Three months ended March 31, 2006	4,466	90,653	8,465	—	—	103,584
Intersegment and intrasegment revenues:
Two months ended March 31, 2007	—	—	—	—	—	—
Total revenues:
Two months ended March 31, 2007	11,439	116,295	2,675	3,465	—	133,874
One month ended January 31, 2007	5,164	56,769	2,990	1,751	—	66,674
Three months ended March 31, 2006	13,223	260,754	8,465	—	—	282,442
Equity in income in unconsolidated affiliate:
Two months ended March 31, 2007	—	46	—	—	—	46
One month ended January 31, 2007	—	25	—	—	—	25
Three months ended March 31, 2006	—	154	—	—	—	154
Gross operating margin by individual business segment and in total:
Two months ended March 31, 2007	6,680	1,877	2,216	3,229	—	14,002
One month ended January 31, 2007	1,770	1,605	2,700	1,646	—	7,721
Three months ended March 31, 2006	3,125	6,927	7,194	—	—	17,246
Segment assets:
At March 31, 2007	245,093	207,726	91,234	131,459	$86,797	762,309
At December 31, 2006	246,068	209,550	92,044	98,148	61,839	707,649
Investments in and advances to unconsolidated affiliate (see Note 6):
At March 31, 2007	—	3,514	—	—	—	3,514
At December 31, 2006	—	3,391	—	—	—	3,391
Intangible Assets (see Note 7):
At March 31, 2007	6,908	—	—	—	—	6,908
At December 31, 2006	6,966	—	—	—	—	6,966
     See Note 1, “Background and Basis of Financial Statement Presentation,” for a summary of factors that affect the comparability of our segment totals for the two months ended March 31, 2007 with prior periods.

Note 12. Related Party Transactions
     The following table summarizes our related party transactions for the periods indicated:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Two	One Month	For the Three
	Months Ended	Ended	Months Ended
	March 31, 2007	January 31, 2007	March 31, 2006

Revenues:
EPOLP	$10,130	$8,602	$25,364
Evangeline	32,250	15,415	78,220

Total	$42,380	$24,017	$103,584

Operating costs and expenses:
EPCO	$2,613	$2,487	$8,857
EPOLP	1,740	654	4,338
TEPPCO	—	—	—
Evangeline	—	8	—

Total	$4,353	$3,149	$13,195

General and administrative costs:
EPCO	$224	$455	$753

  Relationship with EPOLP
     Prior to our initial public offering, EPOLP was the shipper of record on our Sabine Propylene and Lou-Tex Propylene Pipelines through exchange agreements EPOLP had with third parties. Our Predecessor recorded $8.5 million of related party revenues from EPOLP in connection with these pipelines during the three months ended March 31, 2006 and $3.0 million during the one month ended January 31, 2007. In connection with our initial public offering, EPOLP assigned these third party exchange agreements to us. However, EPOLP remains jointly and severally liable with us to such third parties for our performance of these agreements. We recorded $2.7 million of revenues from these exchange agreements during the two months ended March 31, 2007.
     Our related party revenues from EPOLP also include $4.2 million and $12.4 million for the three months ended March 31, 2007 and 2006, respectively, for the sale of natural gas. Our related party operating costs and expenses include the cost of natural gas EPOLP sold to us. Such amounts were $1.8 million and $4.3 million for the three months ended March 31, 2007 and 2006, respectively.
     We provide underground NGL and petrochemical storage services to EPOLP. Historically, our related party revenues from such services were based on fees that were below market. Effective with the closing of our initial public offering, we increased the storage fees we charge EPOLP to equal the market rates we charge third parties for storage services of similar scope, volume and duration. Our Predecessor recorded $4.5 million of related party revenues from EPOLP in connection with these storage services during the three months ended March 31, 2006 and $1.5 million during the one month ended January 31, 2007. We recorded $4.8 million of revenues under the new storage agreements during the two months ended March 31, 2007.
     Storage well measurement gains and losses occur when product movements into a storage well are different than those redelivered to customers. In connection with storage agreements entered into between EPOLP and Mont Belvieu Caverns effective concurrently with the closing of our initial public offering, EPOLP has agreed to absorb all storage well measurement gains and losses.
     Operational measurement gains and losses are created when product is moved between storage wells and are attributable to pipeline and well connection measurement variances. Beginning February 2007, the Mont Belvieu Caverns’ limited liability company agreement allocates to EPOLP any items of income or loss relating to net operational measurement gains and losses, including amounts that Mont

Belvieu Caverns may retain as handling losses. As such, EPOLP is required each period to contribute cash to Mont Belvieu Caverns for net operational measurement losses and is entitled to receive distributions from Mont Belvieu Caverns for net operational measurement gains. We continue to record operational measurement gains and losses associated with the operation of our Mont Belvieu storage facility. However, these operational measurement gains and losses should not affect our net income or have a significant impact on us with respect to the timing of our net cash flows provided by operating activities and, accordingly, we have not established a reserve for operational measurement losses on our balance sheet.
     In connection with our initial public offering, South Texas NGL entered into a ten-year contract with EPOLP for the transportation of NGLs from south Texas to Mont Belvieu, Texas. Under this contract, EPOLP pays us a dedication fee of no less than $0.02 per gallon for all NGLs it produces at its Shoup and Armstrong NGL fractionation plants, whether or not any such volumes are actually shipped on our DEP South Texas NGL Pipeline System. EPOLP is currently the sole shipper on this pipeline system.
     South Texas NGL does not take title to products transported on its pipeline system. EPOLP retains title and associated commodity risk for products it transports on the pipeline. Our Predecessor recorded $1.8 million of related party revenues from our DEP South Texas NGL Pipeline System in January 2007 and we recorded $3.5 million during the two months ended March 31, 2007.
     Omnibus Agreement. On February 5, 2007, EPOLP entered into an Omnibus Agreement with the Partnership that will govern its relationship with the Partnership regarding the following matters:
•	indemnification for certain environmental liabilities, tax liabilities and right-of-way defects;

•	reimbursement of certain expenditures for South Texas NGL and Mont Belvieu Caverns;

•	a right of first refusal to EPOLP on the Partnership’s current and future subsidiaries and a right of first refusal on the material assets of these entities, other than sales of inventory and other assets in the ordinary course of business; and

•	a preemptive right with respect to equity securities issued by certain of the Partnership’s subsidiaries, other than as consideration in an acquisition or in connection with a loan or debt financing.
     As stated above, in the Omnibus Agreement, EPOLP has indemnified us against certain environmental and related liabilities arising out of or associated with the operation of the contributed assets prior to February 5, 2007. These liabilities include both known and unknown environmental and related liabilities. The indemnification will terminate on February 5, 2010 and there is an aggregate cap of $15.0 million on the amount of indemnity coverage. In addition, we are not entitled to indemnification until the aggregate amount of claims exceeds $250 thousand. Liabilities resulting from a change of law after February 5, 2007 are excluded from the environmental indemnity.
     In the Omnibus Agreement, EPOLP has also indemnified us for liabilities related to:
•	certain defects in the easement rights or fee ownership interests in and to the lands on which any assets contributed to us are located and failure to obtain certain consents and permits necessary to conduct our operations that arise through February 5, 2010; and

•	certain income tax liabilities attributable to the operation of the contributed assets prior to February 5, 2007.
     EPOLP has agreed to fund all construction costs in excess of amounts we expected to spend on our planned expansions of the DEP South Texas NGL Pipeline System (i.e. Phase II) and brine production capacity and above-ground reservoir projects of Mont Belvieu Caverns at the time of our initial public offering. We retained $30.6 million of the net proceeds from our initial public offering to fund our 66% share of post-February 5, 2007 estimated construction costs and liabilities.
     The Omnibus Agreement may not be amended without the prior approval of the Audit, Conflicts and Governance Committee if the proposed amendment will, in the reasonable discretion of our general partner, adversely affect holders of our common units.
  Relationship with EPCO
     We have no employees. All of our operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”). EPCO also provides general and administrative support services to us in accordance with the ASA. Enterprise Products Partners, EPOLP and the other affiliates of EPCO, including the Partnership, are parties to the ASA. We are required to reimburse EPCO for its services in an amount equal to the sum of all costs and expenses incurred by EPCO which are directly or indirectly related to our business or activities (including EPCO expenses reasonably allocates to us). In addition, we have agreed to pay all sales, use, excise, value added or similar taxes, if any, which may be applicable with respect to services provided by EPCO.
     EPCO allows us to participate as named insureds in its overall insurance program with the associated premiums and related costs being allocated to us. We and our Predecessor reimbursed EPCO $0.3 million for insurance costs for each of the three months ended March 31, 2007 and 2006, respectively.
     Our operating costs and expenses include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including the compensation of employees. We reimburse EPCO for actual direct and indirect expenses it incurs related to the operation of our assets. We and our Predecessor reimbursed EPCO $2.6 million, $2.5 million and $8.9 million for the two months ended March 31, 2007, the month of January 2007, and the three months ended March 31, 2006, respectively, for operating costs and expenses.
     Likewise, our general and administrative costs include amounts we reimburse to EPCO for administrative services, including compensation of employees. In general, our reimbursement to EPCO for administrative services is either (i) on an actual basis for direct expenses it may incur on our behalf (e.g., the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to the ASA, which in turn is based on the estimated use of such services by each party (e.g., the allocation of general, legal or accounting salaries based on estimates of time spent on each entity’s business and affairs). We and our Predecessor reimbursed EPCO $0.2 million, $0.5 million and $0.8 million for the two months ended March 31, 2007, the month of January 2007, and the three months ended March 31, 2006, respectively, for general and administrative costs.
     A small number of key employees of EPCO that devote a portion of their time to our operations and affairs also participate in long-term incentive compensation plans managed by EPCO. These plans include the issuance of restricted units of Enterprise Products Partners and limited partner interests in EPE Unit L.P. The amount of equity-based compensation allocable to us was immaterial during all periods presented.
  Relationship with Evangeline
     We sell natural gas to Evangeline, which, in turn, uses such natural gas to satisfy its sales commitments to Entergy. Our sales of natural gas to Evangeline totaled $32.3 million, $15.4 million and $78.2 million for the two months ended March 31, 2007, the month of January 2007, and the three months ended March 31, 2006, respectively.
     Additionally, we have a service agreement with Evangeline whereby we provide Evangeline with construction, operations, maintenance and administrative support related to its pipeline system. Evangeline paid us $76 thousand, $37 thousand and $112 thousand for such services for the two months ended March 31, 2007, the month of January 2007, and the three months ended March 31, 2006, respectively.

  Relationship with TEPPCO
     We lease an 11-mile pipeline extending from Pasadena, Texas to Baytown, Texas that is part of the DEP South Texas NGL Pipeline System. The primary term of this lease will expire on September 15, 2007, and will continue on a month-to-month basis subject to termination by either party upon 60 days notice. This pipeline is being leased by us until we complete the construction of a parallel pipeline. Lease expense associated with this agreement was nominal during the first quarter of 2007.
Note 13. Earnings Per Unit
     Basic and diluted earnings per unit is computed by dividing net income or loss allocated to limited partner interests by the weighted-average number of common units outstanding during a period. The following calculation is based on common units outstanding since the completion of our initial public offering in February 2007. At present, we have no dilutive securities.
     The amount of net income or loss allocated to limited partner interests is net of our general partner’s share of such earnings. The following table presents the allocation of net income to DEP GP for the period indicated:

For the Two
Months Ended
March 31, 2007
Net income	$3,923
Multiplied by DEP GP ownership interest	2.0%

Net income allocation to DEP GP	$78

     The following table presents our calculation of basic and diluted earnings per unit for the period indicated:

For the Two
Months Ended
March 31, 2007
Net income	$3,923
Less net income allocation to DEP GP	78

Net income available to limited partners	$3,845

Basic and Diluted Earnings per Unit:
Numerator:
Net income available to limited partners	$3,845

Denominator:
Common units	20,302

Earnings per unit	$0.19

Note 14. Commitments and Contingencies
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
  Redelivery Commitments
     We transport and store natural gas and store NGL and petrochemical products for third parties under various contracts. Under the terms of these agreements, we are generally required to redeliver volumes to the owner on demand. We are insured for any physical loss of such volumes resulting from catastrophic events. At March 31, 2007 and December 31, 2006, NGL and petrochemical products aggregating 2.5 million barrels and 8.5 million barrels, respectively, were due to be redelivered to their owners along with 431 billion British thermal units (“BBtus”) and 748 BBtus, respectively, of natural gas.
  Operating lease
     We lease certain property, plant and equipment under non-cancelable and cancelable operating leases. Our significant lease agreements involve the lease of an underground storage cavern for the storage of natural gas held-for-sale and land held pursuant to right-of-way agreements. The current term of the cavern lease expires in December 2012, but may be extended through negotiations with the lessor. Our significant right-of-way agreements have original terms that range from five to 50 years and include renewal options that could extend the agreements for up to an additional 25 years.
     Lease expense included in operating costs and expenses was $0.2 million and $0.3 million for the three months ended March 31, 2007, and 2006, respectively. There have been no material changes in our operating lease commitments since December 31, 2006.
  Purchase Obligations
     Acadian Gas has a product purchase commitment for the purchase of natural gas in Louisiana from the co-venture party in Evangeline. This purchase agreement expires in January 2013. Our purchase price under this contract approximates the market price of natural gas at the time we take delivery of the volumes.
     We also have short-term payment obligations relating to capital projects we have initiated. These commitments represent unconditional payment obligations to pay vendors for services to be rendered or products to be delivered in connection with our capital spending programs. At March 31, 2007, we had approximately $3.7 million in outstanding purchase commitments. These commitments primarily relate to announced expansions of our DEP South Texas NGL Pipeline System (Phase II) and Mont Belvieu Caverns’ storage facility. Both expansions are expected to be completed in 2007.

Note 15. Supplemental Cash Flow Information
     The net effect of changes in operating assets and liabilities is as follows for the periods indicated:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For The Two	One Month	For the Three
	Months Ended	Ended	Months Ended
	March 31, 2007	January 31, 2007	March 31, 2006

Decrease (increase) in:
Accounts receivable	$(14,504)	$8,088	$26,148
Inventories	2,110	4,169	(3,139)
Prepaid and other current assets	(275)	13	(146)
Other assets	14	—	—
Increase (decrease) in:
Accounts payable	44,426	65	(572)
Accrued gas payable	7,982	(13,080)	(26,587)
Accrued expenses	(5,855)	(7,148)	(4,582)
Accrued interest	107	—	—
Other current liabilities	2,254	(2,841)	(4,204)
Other long-term liabilities	—	(20)	5

Net effect of changes in operating accounts	$36,259	$(10,754)	$(13,077)

     On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures based on activities initiated by the party. The majority of such arrangements are associated with projects related to pipeline construction and well tie-ins. We received $0.2 million, $0.3 million and $14 thousand as contributions in aid of our construction costs during the two months ended March 31, 2007, the month of January 2007 and the three months ended March 31, 2006, respectively.
     Accounts payable related to our capital spending projects totaled $8.0 million, $16.1 million and $12.5 million at March 31, 2007, January 31, 2007 and December 31, 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For the three months ended March 31, 2007 and 2006.
     The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and our accompanying notes included under Item 1 of this quarterly report on Form 10-Q and with the information contained within our annual report on Form 10-K for the year ended December 31, 2006. Our discussion and analysis includes the following:
•	Overview of Business.

•	Results of Operations — Discusses material quarter-to-quarter variances in our Unaudited Condensed Statements of Consolidated Operations.

•	Liquidity and Capital Resources — Addresses available sources of liquidity and analyzes cash flows.

•	Critical Accounting Policies — Presents accounting policies that are among the most significant to the portrayal of our financial condition and results of operations.

•	Other Items — Includes information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and similar disclosures.
     This discussion contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “could,” “believe,” “may” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A, “Risk Factors,” included in our annual report on Form 10-K for 2006. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements.
     As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British thermal units
Bcf	= billion cubic feet
MBPD	= thousand barrels per day
Mdth	= thousand decatherms
MMBbls	= million barrels
MMBtus	= million British thermal units
MMcf	= million cubic feet
Mcf	= thousand cubic feet
TBtu	= trillion British thermal units
     Our financial statements have been prepared in accordance with generally accepted accounting standards in the United States of America (“GAAP”).

Significant Relationships Referenced in this Quarterly Report
     Duncan Energy Partners L.P. did not own any assets prior to February 5, 2007, which was the date it completed its initial public offering of common units. The business and operations of Duncan Energy Partners L.P. prior to February 5, 2007 are referred to as “Duncan Energy Partners Predecessor” or “Predecessor.” Unless the context requires otherwise, references to “we,” “us,” “our,” “the Partnership” or “Duncan Energy Partners” are intended to mean the business and operations of Duncan Energy Partners L.P. and its consolidated subsidiaries since February 5, 2007. When used in a historical context (i.e. prior to February 5, 2007), these terms are intended to mean the combined business and operations of Duncan Energy Partners Predecessor. For financial reporting purposes, the effective date of the closing of our initial public offering and related transactions was February 1, 2007.
     References to “DEP GP” mean DEP Holdings, LLC, which is our general partner.
     References to “DEP Operating Partnership” mean DEP Operating Partnership, L.P., which is a wholly owned subsidiary of Duncan Energy Partners that conducts substantially all of its business.
     References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., which owns 100% of Enterprise Products Operating L.P.
     References to “EPOLP” mean Enterprise Products Operating L.P., which is our Parent, and its consolidated subsidiaries. EPOLP has a controlling interest in the Partnership’s general partner and is a significant owner of the Partnership’s common units.
     References to “Enterprise Products GP” mean Enterprise Products GP, LLC, the general partner of Enterprise Products Partners.
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
Overview of Business
     Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DEP.” We were formed by Enterprise Products Partners in September 2006 to acquire, own and operate a diversified portfolio of midstream energy assets. On February 5, 2007, we completed our initial public offering of 14,950,000 common units. See “— Recent Developments” for additional information regarding our initial public offering and related transactions.
     We are owned 98% by our limited partners and 2% by our general partner, DEP GP, which is a wholly owned subsidiary of EPOLP. DEP GP is responsible for managing all of our operations and activities. EPCO provides all employees and certain administrative services for us.

  Basis of Presentation
     The historical combined financial information and operating data included in this discussion pertaining to periods prior to our initial public offering reflect the assets, liabilities and operations contributed to us by EPOLP at the closing of our initial public offering on February 5, 2007. We refer to these historical assets, liabilities and operations as the assets, liabilities and operations of Duncan Energy Partners Predecessor. We have elected February 1, 2007 as the effective closing date for financial accounting and reporting purposes with respect to Duncan Energy Partners Predecessor.
     Our discussion of amounts attributable to Duncan Energy Partners Predecessor reflects EPOLP’s historical ownership of these assets, liabilities and operations. The principal business entities included in the historical combined financial statements of Duncan Energy Partners Predecessor are (on a 100% basis): (i) Mont Belvieu Caverns, LLC (“Mont Belvieu Caverns”), a Delaware limited liability company; (ii) Acadian Gas, LLC (“Acadian Gas”), a Delaware limited liability company; (iii) Enterprise Lou-Tex Propylene Pipeline L.P. (“Lou-Tex Propylene”), a Delaware limited partnership, including its general partner; (iv) Sabine Propylene Pipeline L.P. (“Sabine Propylene”), a Delaware limited partnership, including its general partner; and (v) South Texas NGL Pipelines, LLC (“South Texas NGL”), a Delaware limited liability company. EPOLP contributed a 66% equity interest in each of these five entities to us on February 5, 2007. EPOLP retained the remaining 34% equity interests in each of these subsidiaries.
     In addition to the aforementioned contribution of equity interests, there were changes to the historical operations and certain agreements of Duncan Energy Partners Predecessor as discussed under “Results of Operations — Factors Affecting Comparability of Results” within this Item 2. See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the basis of presentation of our financial information.
  Recent Developments
     On February 5, 2007, the Partnership completed its initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds to the Partnership of $291.9 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, the Partnership distributed $260.6 million of these net proceeds to EPOLP, along with $198.9 million in borrowings under its revolving credit facility (see below) and a final amount of 5,351,571 common units of the Partnership. The Partnership used $38.5 million of net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units it had originally issued to EPOLP, resulting in the final amount of 5,351,571 common units beneficially owned by EPOLP. EPOLP used the cash it received from the Partnership to temporarily reduce amounts outstanding under its revolving credit facility.
     In connection with its initial public offering, the Partnership entered into a $300 million revolving credit facility. On February 5, 2007, the Partnership borrowed $200 million under this facility to fund the $198.9 million cash distribution to EPOLP and the remainder to pay debt issuance costs. This credit facility matures in February 2011 and will be used by the Partnership in the future to fund working capital and other capital requirements and for general partnership purposes. The Partnership can increase the revolving credit facility, without consent of the lenders, by an amount not to exceed $150 million by adding to the facility one or more new lenders and/or increasing the commitments of existing lenders. The Partnership’s borrowings under this credit facility are unsecured general obligations that are non-recourse to DEP GP.
     The following is a brief description of the businesses of which 66% of the ownership interests were contributed to us by EPOLP effective February 1, 2007:
•	Mont Belvieu Caverns owns and operates salt dome caverns and a brine system located in Mont Belvieu, Texas.

•	Acadian Gas gathers, transports, stores and markets natural gas in Louisiana utilizing over 1,000 miles of high-pressure transmission lines and lateral and gathering lines with an aggregate throughput capacity of one billion cubic feet per day (the “Acadian Gas System”), including a 27-mile pipeline owned by its unconsolidated affiliate Evangeline Gas Pipeline L.P. (“Evangeline”) and a leased storage cavern with three billion cubic feet of storage capacity.

•	Lou-Tex Propylene owns a 263-mile pipeline used to transport chemical-grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas.

•	Sabine Propylene owns a 21-mile pipeline used to transport polymer-grade propylene from Port Arthur, Texas to a pipeline interconnect in Cameron Parish, Louisiana on a transport-or-pay basis.

•	South Texas NGL owns a 220-mile pipeline extending from Corpus Christi, Texas to Pasadena, Texas that was purchased by EPOLP from a third party in August 2006 for $97.7 million. Beginning in January 2007, this pipeline (together with other pipelines constructed, leased or acquired since August 2006) commenced transportation of NGLs from two of EPOLP’s processing facilities located in South Texas to Mont Belvieu, Texas. Collectively, these pipelines are called the DEP South Texas NGL Pipeline System.
     EPOLP has owned controlling interests and operated the underlying assets of Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene and Sabine Propylene for several years. On February 5, 2007, DEP Operating Partnership (the primary operating subsidiary of the Partnership) assumed operating responsibilities. We believe our relationship with EPOLP and Enterprise Products Partners will enhance our ability to maintain stable cash flows and optimize our economies of scale, strategic location and pipeline connections.
     EPOLP may contribute other equity interests in its subsidiaries or other of its or its subsidiaries’ assets to the Partnership and use the proceeds it receives to fund its capital spending program. EPOLP has no obligation or commitment to make such contributions to the Partnership.
     On May 9, 2007, we expect to pay a prorated quarterly distribution of $0.244 per unit (based on our initial declared quarterly distribution of $0.40 per unit) for the 55-day period from and including February 5, 2007 (the closing date of our initial public offering) through March 31, 2007.
  Capital Spending
     Our capital expenditures were $48.5 million, $5.3 million and $14.4 million during the two months ended March 31, 2007, one month ended January 31, 2007 and three months ended March 31, 2006, respectively.
     DEP South Texas NGL Pipeline System. We completed Phase I of our 286-mile DEP South Texas NGL Pipeline System in January 2007 and placed the asset in service. The total estimated cost of the Phase I work was approximately $135.4 million, which includes $97.7 million paid by EPOLP to acquire 220 miles of this system in August 2006.
     During Phase II, we will construct 22 miles of pipeline to replace certain sections of this pipeline, including an 11-mile section that we lease from TEPPCO. The Phase II upgrade will provide a significant increase in pipeline capacity and is expected to be operational during the third quarter of 2007. We expect the total cost of the Phase II upgrades to approximate $28.6 million, of which our 66% share would be $18.9 million.
     Our Predecessor and South Texas NGL spent $41.4 million on the Phase I and Phase II projects through March 31, 2007.
     Mont Belvieu Caverns’ Brine-Related Projects. During 2005 and 2006, we began construction of additional brine production capacity and above-ground storage reservoirs in Mont Belvieu. These projects are expected to be operational during the second quarter of 2007. We expect our capital spending for these projects to approximate $14.1 million in 2007, of which $12.6 million was spent through March 31, 2007. Our estimated share of the cost of these projects during 2007 is estimated at $7.8 million.
     Commitments. We also have short-term payment obligations relating to capital projects we have initiated. These commitments represent unconditional payment obligations to pay vendors for services to be rendered or products to be delivered in connection with our capital spending programs. At March 31, 2007, we had approximately $3.7 million in outstanding purchase commitments. These commitments primarily relate to announced expansions of our DEP South Texas NGL Pipeline System (Phase II) and Mont Belvieu Caverns’ brine-related projects.
     Reimbursement for Certain Expenditures. EPOLP has agreed to make additional contributions to us as reimbursement for our 66% share of any excess construction costs above (i) the $28.6 million of estimated capital expenditures to complete planned Phase II expansions of the DEP South Texas NGL Pipeline System and (ii) $14.1 million of estimated construction costs for additional planned brine production capacity and above-ground storage reservoir projects at Mont Belvieu, Texas. We retained $30.6 million of the net proceeds from our initial public offering to fund our 66% share of post-February 5, 2007 estimated construction costs and liabilities. This retained amount consists of (i) $18.9 million for the Phase II expansion of the DEP South Texas NGL Pipeline System, (ii) $7.8 million for the brine-related expansion projects and (iii) $3.9 million for remaining liabilities associated with the initial construction phase of the DEP South Texas Pipeline System.
Results of Operations
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

     For additional information regarding our business segments, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
  Factors Affecting Comparability of Results
     Our discussion of the financial condition and results of operations for Duncan Energy Partners Predecessor should be read in conjunction with the financial statements and Notes to Unaudited Condensed Consolidated Financial Statements of Duncan Energy Partners included under Item 1 of this quarterly report. Our future results could differ significantly from our historical results due to a variety of factors, including the following:
     Partial Ownership of Operating Assets. As a result of contributions completed in connection with our initial public offering, we own 66% of the equity interests in the subsidiaries that hold our operating assets, and affiliates of EPOLP continue to own the remaining 34%. Accordingly, our discussion of results prior to February 2007 reflects 100% of the results of operations of these assets. We recognize EPOLP’s current 34% ownership of our operating subsidiaries as “Parent interest in subsidiaries” in our consolidated financial statements.
     No Historical Results for Our NGL Pipeline Services Segment. Our discussion of historical results prior to January 2007 does not reflect any operations related to our DEP South Texas NGL Pipeline System, which did not commence operations until January 2007.
     Increase in Outstanding Indebtedness. Prior to our initial public offering, we did not have any consolidated indebtedness and, therefore, we did not have interest expense. We borrowed $200.0 million under a revolving credit facility at the time of our initial public offering, of which $198.9 million was paid to EPOLP in connection with its contribution of certain equity interests to us.
     Increased Storage Fees. As a result of contracts executed in connection with our initial public offering, we increased certain storage fees charged to EPOLP for use of our facilities owned by Mont Belvieu Caverns. Historically, such intercompany charges were below market and eliminated in the consolidated revenues and costs and expenses of Enterprise Products Partners. Such rates are now market-based. See “Relationship with EPCO” under Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding revenues recorded by the Predecessor versus those we record for the two months ended March 31, 2007.
     Special Allocation of Storage Well and Operational Measurement Gains and Losses. Storage well measurement gains and losses occur when product movements into a storage well are different than those redelivered to customers. In connection with storage agreements entered into between EPOLP and Mont Belvieu Caverns effective concurrently with the closing of our initial public offering, EPOLP has agreed to absorb all storage well measurement gains and losses.
     Operational measurement gains and losses are created when product is moved between storage wells and are attributable to pipeline and well connection measurement variances. Beginning February 2007, the Mont Belvieu Caverns’ limited liability company agreement allocates to EPOLP any items of income or loss relating to net operational measurement gains and losses, including amounts that Mont Belvieu Caverns may retain as handling losses. As such, EPOLP is required each period to contribute cash to Mont Belvieu Caverns for net operational measurement losses and is entitled to receive distributions from Mont Belvieu Caverns for net operational measurement gains. We continue to record operational measurement gains and losses associated with the operation of our Mont Belvieu storage facility. However, these operational measurement gains and losses should not affect our net income or have a significant impact on us with respect to the timing of our net cash flows provided by operating activities and, accordingly, we have not established a reserve for operational measurement losses on our balance sheet.
     Decrease in Propylene Transportation Rates. Beginning February 2007, the transportation fees we received from customers utilizing our Lou-Tex Propylene and Sabine Propylene Pipelines were lower than those we realized in prior periods. Historically, EPOLP was the shipper of record on these pipelines, and we charged it the maximum tariff rate for using these assets. EPOLP then contracted with third parties to ship volumes on these pipelines under product exchange agreements. In general, the revenues recognized by EPOLP in connection with these exchange agreements were lower than the maximum tariff rate it paid us. In connection with our initial public offering, EPOLP assigned its third party product exchange agreements to us. Accordingly, the transportation fees we receive for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPOLP prior to February 2007. See “Relationship with EPCO” under Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding revenues recorded by the Predecessor versus those we record for the two months ended March 31, 2007.
     Additional General and Administrative Expenses. We expect to incur additional general and administrative expenses as a result of becoming a publicly traded entity. These costs include fees associated with annual and quarterly reports to unitholders, tax returns and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, incremental insurance costs, and accounting and legal services. These costs also include estimated related party amounts payable to EPCO in connection with the administrative services agreement. For additional information regarding the administrative services agreement, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
  Selected Volumetric Data
     The following table presents selected average pipeline throughput volumes for the periods indicated:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Two	One Month	For the Three
	Months Ended	Ended	Months Ended
	March 31, 2007	January 31, 2007	March 31, 2006

Natural Gas Pipelines & Services, net:
Natural gas throughput volumes (BBtus/d)
Natural gas transportation volumes	362	420	477
Natural gas sales volumes	256	281	289

Total natural gas throughput volumes	618	701	766

Petrochemical Pipeline Services, net:
Propylene throughput volumes (MBPD)
Lou-Tex Propylene Pipeline	22	24	24
Sabine Propylene Pipeline	12	13	10

Total propylene throughput volumes	34	37	34

NGL Pipeline Services, net:
NGL transportation volumes (MBPD)
DEP South Texas NGL Pipeline System	70	67	—

     The following table summarizes the key components of our results of operations for the periods indicated (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Two	One Month	For the Three
	Months Ended	Ended	Months Ended
	March 31, 2007	January 31, 2007	March 31, 2006

Revenues	$133,874	$66,674	$282,442
Operating costs and expenses	124,431	61,187	270,184
General and administrative costs	357	477	776
Operating income	9,132	5,035	11,636
Parent interest in income of subsidiaries	4,049	—	—
Net income	3,923	5,035	11,649
     In connection with our initial public offering, EPOLP contributed to us 66% of the equity interests in Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL. EPOLP retained the remaining 34% equity interest in each of these entities. We account for EPOLP’s share of our subsidiaries’ net assets and income as Parent interest in a manner similar to minority interest.
     Our gross operating margin by business segment and in total is as follows for the periods indicated (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Two	One Month	For the Three
	Months Ended	Ended	Months Ended
	March 31, 2007	January 31, 2007	March 31, 2006

Gross operating margin by segment:
NGL & Petrochemical Storage Services	$6,680	$1,770	$3,125
Natural Gas Pipelines & Services	1,877	1,605	6,927
Petrochemical Pipeline Services	2,216	2,700	7,194
NGL Pipeline Services	3,229	1,646	—

Total segment gross operating margin	$14,002	$7,721	$17,246

     For a reconciliation of non-GAAP gross operating margin to GAAP operating income and further to GAAP income before provision for income taxes and the cumulative effect of changes in accounting principles, see “Other Items — Non-GAAP reconciliations” included within this Item 2.
     The following table summarizes the contribution to revenues from each business segment during the periods indicated (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Two	One Month	For the Three
	Months Ended	Ended	Months Ended
	March 31, 2007	January 31, 2007	March 31, 2006

NGL & Petrochemical Storage Services	$11,439	$5,164	$13,223
Natural Gas Pipelines & Services	116,295	56,769	260,754
Petrochemical Pipeline Services	2,675	2,990	8,465
NGL Pipeline Services	3,465	1,751	—

Total revenues	$133,874	$66,674	$282,442

  Comparison of Three Months Ended March 31, 2007 with Three Months Ended March 31, 2006
     As mentioned above in “Factors Affecting Comparability of Results,” there are several factors that affect the comparability of our results for the first quarter of 2007 and the first quarter of 2006. Amounts referenced below for the first quarter of 2007 reflect the combined results of Duncan Energy Partners Predecessor for January 2007 and the consolidated results of the Partnership for February and March 2007. Likewise, amounts referenced below for the first quarter of 2006 reflect the combined results of Duncan Energy Partners Predecessor.
     Revenues for the first quarter of 2007 were $200.5 million compared to $282.4 million for the first quarter of 2006. The decrease in revenues quarter-to-quarter is primarily due to lower revenues associated with natural gas marketing activities. Revenues from the sale of natural gas decreased $87.5 million quarter-to-quarter primarily due to lower natural gas sales prices. Revenues from our NGL and petrochemical storage business increased $3.4 million quarter-to-quarter primarily due to higher storage fee revenues. Revenues from propylene transportation decreased $2.8 million quarter-to-quarter due to lower transportation rates. In addition, the first quarter of 2007 includes $5.2 million of revenues from the DEP South Texas NGL Pipeline System, which was placed in-service in January 2007.
     Operating costs and expenses were $185.6 million for the first quarter of 2007 compared to $270.2 million for the first quarter of 2006. The quarter-to-quarter decrease in combined costs and expenses is primarily due to a decrease in the cost of sales associated with our natural gas marketing activities. The cost of sales of our natural gas marketing activities decreased $86.6 million quarter-to-quarter primarily due to lower natural gas prices. General and administrative costs increased $0.1 million quarter-to-quarter. Equity earnings from Evangeline were $0.1 million for the first quarter of 2007 compared to $0.2 million for the first quarter of 2006.
     Changes in our revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices. In general, higher natural gas prices result in an increase in our combined revenues attributable to the sale of natural gas by Acadian Gas; however, these same commodity prices also increase the associated cost of sales as purchase prices rise. The market price of natural gas (as measured at Henry Hub) averaged $6.77 per MMBtu for the first quarter of 2007 versus $9.01 per MMBtu for the first quarter of 2006.
     To a lesser extent, changes in our revenues and costs and expenses are attributable to demand for NGL and petrochemical storage services. Demand for storage services affects the reservation, excess storage and throughput fee revenues earned by our NGL and petrochemical storage business. In turn, demand for our storage services is driven by factors such as demand for petrochemical feedstocks by the petrochemical industry and the quantity of NGLs extracted from natural gas streams at regional gas processing facilities.
     Operating income for the first quarter of 2007 was $14.2 million compared to $11.6 million for the first quarter of 2006. Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to the $2.6 million increase in operating income quarter-to-quarter. Interest expense increased $1.1 million quarter-to-quarter attributable to debt we borrowed at the time of our initial public offering. In addition, the first quarter of 2007 includes $4.0 million of expense for “Parent interest in income of subsidiaries,” which represents EPOLP’s current 34% ownership interest in each of our operating subsidiaries.
     As a result of the items noted in the previous paragraphs, our net income decreased $2.6 million quarter-to-quarter to $9.0 million for the first quarter of 2007 compared to $11.6 million for the first quarter of 2006. Net income for the first quarter of 2006 includes the recognition of non-cash amounts related to a cumulative effect of change in accounting principle. For additional information regarding the cumulative effect of change in accounting principle we recorded in the first quarter of 2006, see “Other Items” below.

     The following information highlights significant quarter-to-quarter variances in gross operating margin by business segment.
     NGL & Petrochemical Storage Services. Gross operating margin from this business segment was $8.5 million for the first quarter of 2007 compared to $3.1 million for the first quarter of 2006. Revenues increased $3.4 million quarter-to-quarter primarily due to higher storage fees. Operating costs and expenses decreased $2.0 million quarter-to-quarter attributable to reduced measurement losses, which were partially offset by higher utility and maintenance costs during the first quarter of 2007 relative to the first quarter of 2006. In addition, operating costs and expenses for the first quarter of 2006 includes $0.3 million of storage fees we paid to a third party to accommodate overflow storage volumes.
     Storage revenues for the first quarter of 2007 were $3.1 million higher than the first quarter of 2006 primarily as a result of contracts executed in connection with our initial public offering, which increased certain storage fees charged to EPOLP. Historically, such intercompany charges were below market and eliminated in the consolidated revenues and costs and expenses of Enterprise Products Partners. The changes in these contracts resulted in a $1.8 million increase in storage revenues for the first quarter of 2007 compared to the first quarter of 2006. In addition, our storage revenues increased $1.3 million quarter-to-quarter primarily due to higher storage volumes, which increased reservation and excess storage and throughput revenues. Brine production revenues increased $0.3 million quarter-to-quarter.
     Natural Gas Pipelines & Services. Gross operating margin from this business segment was $3.5 million for the first quarter of 2007 compared to $6.9 million for the first quarter of 2006, a $3.4 million decrease quarter-to-quarter. Natural gas throughput volumes decreased to 647 BBtu/d during the first quarter of 2007 from 766 BBtu/d during the first quarter of 2006. Segment gross operating margin decreased $2.3 million quarter-to-quarter attributable to our collection of a contingent asset during the first quarter of 2006 that related to a prior business acquisition. The remainder of the quarter-to-quarter decrease in segment gross operating margin is attributable to lower natural gas sales margins and higher pipeline integrity costs in the first quarter of 2007 relative to the first quarter of 2006. The first quarter of 2006 benefited from higher natural gas sales margins as a result of service disruptions following Hurricane Katrina. Also, equity earnings from our investment in Evangeline decreased $0.1 million quarter-to-quarter.
     Petrochemical Pipeline Services. Gross operating margin from this business segment was $4.9 million for the first quarter of 2007 compared to $7.2 million for the first quarter of 2006. Petrochemical transportation volumes increased to 36 MBPD during the first quarter of 2007 from 34 MBPD during the first quarter of 2006. Transportation revenues decreased $2.8 million quarter-to-quarter attributable to lower transportation rates. Historically, EPOLP was the shipper of record on our petrochemical pipelines, and we charged EPOLP the maximum tariff rate for using these assets. EPOLP then contracted with third parties to ship volumes on these pipelines under product exchange agreements. In general, the revenues recognized by EPOLP in connection with these exchange agreements were lower than the maximum tariff rate it paid us. In connection with our initial public offering, EPOLP assigned its third party product exchange agreements to us. Accordingly, the transportation fees we receive for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPOLP prior to February 2007.
     Operating costs and expenses decreased $0.5 million quarter-to-quarter primarily due to a reduction in property taxes associated with the Lou-Tex Propylene Pipeline. During 2006, we successfully negotiated a lower property tax rate with the Louisiana state taxing authority.
     NGL Pipeline Services. Gross operating margin from this business segment was $4.9 million for the first quarter of 2007. NGL transportation volumes were 69 MBPD during the first quarter of 2007. Results from this segment are attributable to the DEP South Texas NGL Pipeline System, which was placed in-service during January 2007.

Liquidity and Capital Resources
     Our primary cash requirements, in addition to normal operating and general and administrative expenses are for capital expenditures, business acquisitions, distributions to partners and debt service. We expect to fund our short-term needs for such items as operating expenses and sustaining capital expenditures with cash flows from operations and borrowings under our revolving credit facility. Capital expenditures for long-term needs resulting from internal growth projects and business acquisitions are expected to be funded by a variety of sources (either separately or in combination), including cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt securities or additional equity. We expect to fund cash distributions to partners primarily with cash flows from operations. Debt service requirements are expected to be funded by cash flows from operations or refinancing arrangements.
  Initial Public Offering
     On February 5, 2007, we completed our initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds of $291.9 million after deducting applicable underwriting discounts, commissions, structuring fees and other offering expenses. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, we distributed $260.6 million of these net proceeds to EPOLP, along with $198.9 million in borrowings under our revolving credit facility (see below) and a final amount of 5,351,571 of our common units. We used $38.5 million of net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units we had originally issued to EPOLP, resulting in the final amount of 5,351,571 common units beneficially owned by EPOLP. EPOLP was also granted 100% of the general partner interest in us. EPOLP used the cash it received from us to temporarily reduce amounts outstanding under its revolving credit facility.
  Revolving Credit Facility
     On February 5, 2007, we entered into a $300.0 million revolving credit facility having a $30.0 million sublimit for Swingline loans. We may also issue up to $300.0 million of letters of credit under this facility. Letters of credit outstanding under this facility reduce the amount available for borrowings. At the closing of our initial public offering, we made an initial draw of $200.0 million under this facility to fund the $198.9 million cash distribution to EPOLP and the remainder to pay debt issuance costs. At March 31, 2007, the balance outstanding under this facility was $169.0 million.
     This credit facility matures in February 2011 and will be used by us in the future to fund working capital and other capital requirements and for general partnership purposes. We may make up to two requests for one-year extensions of the maturity date (subject to certain restrictions). The revolving credit facility is also available to help fund distributions. We can increase the borrowing capacity under our revolving credit facility, without consent of the lenders, by an amount not to exceed $150.0 million, by adding to the facility one or more new lenders and/or increasing the commitments of existing lenders. No lender is required to increase its commitment, unless it agrees to do so in its sole discretion.
     Our revolving credit facility offers the following unsecured loans, each having different interest requirements: (i) London Interbank Offered Rate (“LIBOR”) loans bear interest at a rate per annum equal to LIBOR plus the applicable LIBOR margin (as defined in the credit agreement), (ii) Base Rate loans bear interest at a rate per annum equal to the higher of (a) the rate of interest publicly announced by the administrative agent, Wachovia Bank, National Association, as its Base Rate and (b) 0.5% per annum above the Federal Funds Rate in effect on such date. Swingline loans bear interest at a rate per annum equal to LIBOR plus an applicable LIBOR margin.
     Our revolving credit facility requires us to maintain a leverage ratio for the prior four fiscal quarters of not more than 4.75 to 1.00 at the last day of each fiscal quarter commencing June 30, 2007; provided that, upon the closing of a permitted acquisition, such ratio shall not exceed (a) 5.25 to 1.00 at the last day of the fiscal quarter in which such specified acquisition occurred and at the last day of each of the two fiscal quarters following the fiscal quarter in which such specified acquisition occurred, and (b) 4.75 to 1.00 at the last day of each fiscal quarter thereafter. In addition, prior to obtaining an investment-grade rating by Standard & Poor’s Ratings Services, Moody’s Investors Service or Fitch Ratings, our interest coverage ratio, for the prior four fiscal quarters shall not be less than 2.75 to 1.00 at the last day of each fiscal quarter commencing June 30, 2007.
     If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity date of amounts borrowed under the credit agreement and exercise other rights and remedies. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for a summary of such covenants and events of default.
  Cash Flows from Operating, Investing and Financing Activities
     The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (dollars in thousands). For information regarding the individual components of our cash flow amounts, please see the Unaudited Condensed Statements of Consolidated Cash Flows included under Item 1 of this quarterly report.

	Duncan
	Energy	Duncan Energy
	Partners	Partners Predecessor
	For The Two	One Month	For the Three
	Months Ended	Ended	Months Ended
	March 31, 2007	January 31, 2007	March 31, 2006

Net cash flow provided by (used in) operating activities	$48,696	$(3,535)	$3,190
Net cash used in investing activities	(48,375)	(4,999)	(14,397)
Net cash provided by financing activities	3,773	8,534	11,207
     We have presented our cash flow information following the completion of our initial public offering separately from those pertaining to Duncan Energy Partners Predecessor. We acquired substantially all of the assets and operations of the Predecessor that are included in our consolidated financial statements. There are a number of agreements and other items that went into effect at the time of our initial public offering that affect the comparability of our current operating results with the historical operating results of Duncan Energy Partners Predecessor. For information regarding factors affecting the comparability of our operating results, see “Results of Operations” within this Item 2.
  Comparison of Three Months Ended March 31, 2007 with Three Months Ended March 31, 2006
     The following information highlights significant factors affecting our cash flow amounts:
     Operating activities. Net cash provided by (or used in) operating activities is primarily influenced by earnings and the timing of cash receipts from sales and cash payments for purchases and other expenses between periods. Net cash provided by operating activities for the two months ended March 31, 2007 was $48.7 million. This amount is attributable to strong earnings (as indicated by $14.0 million of gross operating margin for the period) and the net effect of changes in operating accounts. With respect to changes in our operating accounts, our accounts payable balances at the end of the first quarter of 2007 increased with respect to balances at January 31, 2007 primarily due to the timing of payments.
     Duncan Energy Partners Predecessor used $3.5 million of operating cash flows in January 2007 and generated $3.2 million of such cash flows during the three months ended March 31, 2006.
     Investing activities. On a combined quarterly basis, net cash used in investing activities was $53.4 million for the three months ended March 31, 2007 compared to $14.4 million for the three months ended March 31, 2006. The $39.0 million increase in cash payments is primarily due to higher capital expenditures quarter-to-quarter.

     We retained $30.6 million of the net proceeds from our initial public offering to fund our 66% share of post-February 1, 2007 estimated construction costs and liabilities. For additional information regarding our capital spending program, see “Overview of Business — Capital Spending” within this Item 2.
     Financing activities. Net cash provided by financing activities for the two months ended March 31, 2007 was $3.8 million. On February 5, 2007, we completed our initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds of $291.9 million after deducting applicable underwriting discounts, commissions, structuring fees and other offering expenses. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, we distributed $260.6 million of these net proceeds to EPOLP, along with $198.9 million in borrowings under our revolving credit facility and a final amount of 5,351,571 of our common units. EPOLP used the $459.5 million in cash it received from us to temporarily reduce amounts outstanding under its revolving credit facility.
     As a result of contributions EPOLP made to us at the time of our initial public offering, it owns a 34% interest in certain of our operating subsidiaries and is responsible for funding its share of the cash calls of these subsidiaries. It also receives 34% of the cash distributions paid by these subsidiaries. For the two months ended March 31, 2007, EPOLP contributed a net $3.0 million to these entities primarily due to capital expenditure commitments of these subsidiaries.
     Prior to our initial public offering, we operated within the EPOLP cash management program. For purposes of presentation in the Unaudited Condensed Statements of Consolidated Cash Flows, cash flows provided by financing activities prior to February 1, 2007 represent deemed contributions from our prior owners equal to net cash used in investing activities less net cash provided by operating activities. Net cash contributions from owners were $8.5 million for the month of January 2007 and $11.2 million for the three months ended March 31, 2006. As a result of this procedure, our financial statements prior to February 1, 2007 do not present cash balances.
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
     In general, there have been no significant changes in our critical accounting policies since December 31, 2006. For a detailed discussion of these policies, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report on Form 10-K for 2006. The following describes the current estimation risk underlying our most significant financial statement items:
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
     At March 31, 2007 and December 31, 2006, the net book value of our property, plant and equipment was $762.3 million and $707.6 million, respectively. We recorded $6.7 million and $4.8 million in depreciation expense for the three months ended March 31, 2007 and 2006, respectively. For additional information regarding our property, plant and equipment, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
  Measuring recoverability of long-lived assets and equity method investments
     In general, long-lived assets (including intangible assets with finite useful lives and property, plant and equipment) are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An equity method investment is evaluated for impairment whenever events or changes in circumstances indicate that there is a possible loss in value of the investment other than a temporary decline. Measuring the potential impairment of such assets and investments involves the estimation of future cash flows to be derived from the asset being tested. Our estimates of such cash flows are based on a number of assumptions including anticipated margins and volumes; estimated useful life of the asset or asset group; and salvage values. A significant change in these underlying assumptions could result in our recording an impairment charge.
     We did not recognize any asset impairment charges during the periods presented. In addition, we did not recognize any impairment charges related to our Evangeline unconsolidated affiliate during the periods presented.
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
     At March 31, 2007 and December 31, 2006, the net book values of our intangible assets were $6.9 million and $7.0 million, respectively. We recorded $58 thousand in amortization expense for each of the three months ended March 31, 2007 and 2006, respectively. For additional information regarding our intangible assets, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
  Our revenue recognition policies and use of estimates for revenues and expenses
     We make estimates for certain revenue and expense items due to time constraints on the financial accounting and reporting process. At times, we must estimate revenues from a customer before we actually bill the customer or accrue an expense we incur before physically receiving a vendor’s invoice. Such estimates reverse in the following period and are offset by our recording the actual customer billing and vendor invoice amounts. If the basis of our estimates proves to be substantially incorrect, it could result in material adjustments in results of operations between periods. For all periods presented, our revenue and cost estimates were substantially the same as the actual amounts.

Other Items
  Contractual Obligations
     With the exception of the $200.0 million of debt we incurred in connection with our initial public offering in February 2007, there have been no significant changes in our contractual obligations since those reported in our annual report on Form 10-K for the year ended December 31, 2006. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for additional information regarding our credit facility.
  Off-Balance Sheet Arrangements
     There have been no significant changes with regards to our off-balance sheet arrangements since those reported in our annual report on Form 10-K for the year ended December 31, 2006.
  Summary of Related Party Transactions
     The following table summarizes our related party transactions for the periods indicated (dollars in thousands).

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Two	One Month	For the Three
	Months Ended	Ended	Months Ended
	March 31, 2007	January 31, 2007	March 31, 2006
Revenues:
EPOLP	$10,130	$8,602	$25,364
Evangeline	32,250	15,415	78,220

Total	$42,380	$24,017	$103,584

Operating costs and expenses:
EPCO	$2,613	$2,487	$8,857
EPOLP	1,740	654	4,338
Evangeline	—	8	—

Total	$4,353	$3,149	$13,195

General and administrative costs:
EPCO	$224	$455	$753

     For additional information regarding our related party transactions, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
     We have an extensive and ongoing relationship with EPCO and its affiliates, including TEPPCO. Our relationship with EPOLP includes various storage contracts, transportation agreements and partnership interests held by EPOLP in us. Our relationship with TEPPCO involves the lease of certain pipelines that are currently used by our DEP South Texas NGL Pipeline System. Our relationship with EPCO includes the provision of employees to us and other arrangements as governed by the EPCO administrative services agreement.

  Non-GAAP reconciliations
     A reconciliation of our measurement of total non-GAAP gross operating margin to GAAP operating income and further to GAAP income before the cumulative effect of a change in accounting principle follows (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Two	One Month	For the Three
	Months Ended	Ended	Months Ended
	March 31, 2007	January 31, 2007	March 31, 2006
Total segment gross operating margin	$14,002	$7,721	$17,246
Adjustments to reconcile total non-GAAP segment gross operating margin to operating income:
Depreciation, amortization and accretion in operating costs and expenses	(4,515)	(2,209)	(4,841)
Gain on sale of assets in operating costs and expenses	2	—	7
General and administrative costs	(357)	(477)	(776)

Operating income	9,132	5,035	11,636
Other income (expense), net	(987)	—	4
Provision for income taxes	(173)	—	—
Parent interest in income of subsidiaries	(4,049)	—	—

Income before the cumulative effect of a change in accounting principle	$3,923	$5,035	$11,640

  Cumulative effect of a change in accounting principle
     We recognized, as a nominal benefit, the cumulative effect of a change in accounting principle of $9 thousand in January 2006 due to the implementation of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.”
  Recent Accounting Pronouncements
     The accounting standard setting bodies and the SEC have recently issued the following accounting guidance that will or may affect our financial statements:
•	SFAS 157, “Fair Value Measurements,” and

•	SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.”
     For additional information regarding these recent accounting developments and others that may affect our future financial statements, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We use financial instruments to secure certain fixed price natural gas sales contracts (referred to as “customer fixed-price arrangements”). We also enter into a limited number of cash flow hedges in connection with such business. We recognize such instruments on the balance sheet as assets or liabilities based on an instrument’s fair value. Fair value is generally defined as the amount at which the financial instrument could be exchanged in a current transaction between willing parties, not in a forced or liquidation sale. Changes in fair value of financial instrument contracts are recognized currently in earnings unless specific hedge accounting criteria are met.

  Commodity financial instrument portfolio
     In addition to its natural gas transportation business, Acadian Gas engages in the purchase and sale of natural gas to third party customers in the Louisiana area. The price of natural gas fluctuates in response to changes in supply, market uncertainty, and a variety of additional factors that are beyond our control. We may use commodity financial instruments such as futures, swaps and forward contracts to mitigate such risks. In general, the types of risks we attempt to hedge are those related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices. The commodity financial instruments we utilize may be settled in cash or with another financial instrument. As a matter of policy, we do not use financial instruments for speculative (or “trading”) purposes.
     Acadian Gas also enters into a small number of cash flow hedges in connection with its purchase of natural gas held-for-sale to third parties. In addition, Acadian Gas enters into a limited number of offsetting financial instruments that effectively fix the price of natural gas for certain of its customers.
     Historically, the use of commodity financial instruments by Acadian Gas was governed by policies established by the general partner of Enterprise Products Partners. Our general partner now monitors the hedging strategies associated with the physical and financial risks of Acadian Gas, approves specific activities subject to the policy (including authorized products, instruments and markets) and establishes specific guidelines and procedures for implementing and ensuring compliance with the policy.
     The fair value of our commodity financial instrument portfolio was a liability of $31 thousand at March 31, 2007 and a negligible amount at December 31, 2006. We recorded losses of $0.4 million and gain of $6 thousand related to our commodity financial instruments for the three months ended March 31, 2007 and 2006, respectively.
     We assess the risk of our commodity financial instrument portfolio using a sensitivity analysis model. The sensitivity analysis applied to this portfolio measures the potential income or loss (i.e., the change in fair value of the portfolio) based upon a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at the dates indicated within the following table. The following table presents the effect of hypothetical price movements on the estimated fair value (“FV”) of this portfolio at the dates presented (dollars in thousands):

		Commodity Financial
	Resulting	Instrument Portfolio FV
Scenario	Classification	March 31, 2007	April 10, 2007

FV assuming no change in underlying commodity prices	Asset (Liability)	$(31)	$29
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	418	484
FV assuming 10% decrease in underlying commodity prices	Asset (Liability)	(479)	(426)
  Product purchase commitments
     Acadian Gas has a long-term natural gas purchase contract with a third party. This purchase agreement expires in January 2013. Our purchase price under this contract approximates the market price of natural gas at the time we take delivery of the volumes. For additional information regarding our commitments, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
Item 4. Controls and Procedures.
     Our management, with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”) of DEP GP, has evaluated the effectiveness of our disclosure controls and procedures, including internal controls over financial reporting, as of the end of the period covered by this report. Based on their evaluation, the CEO and CFO of DEP GP have concluded that our disclosure controls and procedures are effective to ensure that material information relating to our partnership is made known to management on a timely basis. Our CEO and CFO noted no material weaknesses in the design or operation of our internal controls over financial reporting that are likely to adversely affect our ability to record, process, summarize and report financial information. Also, they detected no fraud involving management or employees who have a significant role in our internal controls over financial reporting.
     There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have not been evaluated by management and no other factors that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
     Collectively, these disclosure controls and procedures are designed to provide us with reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected.
     The certifications of our general partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this quarterly report on Form 10-Q.
PART II. OTHER INFORMATION.
Item 1. Legal Proceedings.
     See Part I, Item 1, Financial Statements, Note 14, “Commitments and Contingencies — Litigation,” of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.
Item 1A. Risk Factors.
     In general, there have been no significant changes in our risk factors since December 31, 2006. For a detailed discussion of our risk factors, please read, Item 1A “Risk Factors,” in our annual report on Form 10-K for 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On February 5, 2007, we completed our initial public offering. See “Overview of Business — Recent Developments” included under Part I, Item 2 for information regarding the net proceeds generated by this offering and the subsequent use of proceeds. We did not repurchase any of our common units during the three months ended March 31, 2007.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Unit Holders.
     None.
Item 5. Other Information.
     None.

  Item 6. Exhibits.

Exhibit
Number	Exhibit *
3.1	Certificate of Limited Partnership of Duncan Energy Partners L.P. (incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).
3.2	Amended and Restated Agreement of Limited Partnership of Duncan Energy Partners L.P., dated February 5, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 5, 2007).
3.3	Certificate of Formation of DEP Holdings, LLC (incorporated by reference to Exhibit 3.3 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).
3.4#	Amended and Restated Limited Liability Company Agreement of DEP Holdings, LLC, dated May 3, 2007.
3.5	Certificate of Formation of DEP OLPGP, LLC (incorporated by reference to Exhibit 3.5 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).
3.6	Amended and Restated Limited Liability Company Agreement of DEP OLPGP, LLC, dated January 19, 2007 (incorporated by reference to Exhibit 3.6 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 22, 2007).
3.7	Certificate of Limited Partnership of DEP Operating Partnership, L.P. (incorporated by reference to Exhibit 3.7 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).
3.8	Agreement of Limited Partnership of DEP Operating Partnership, L.P., dated September 29, 2006 (incorporated by reference to Exhibit 3.8 to Amendment No. 1 to Form S-1 Registration Statement (Reg. No. 333-138371) filed December 15, 2006).
4.1	Revolving Credit Agreement, dated as of January 5, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).
10.1	Contribution, Conveyance and Assumption Agreement, by and among Enterprise Products Operating L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP OLPGP, LLC, DEP Operating Partnership, L.P., dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 5, 2007).
10.2+	Storage Lease (Enterprise Products NGL Marketing), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 5, 2007).
10.3+	Storage Lease (North Propane-Propylene Splitters), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 5, 2007).
10.4+	Storage Lease (Belvieu Environmental Fuels), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K filed February 5, 2007).
10.5+	Storage Lease (Butane Isomer), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 5, 2007).
10.6+	Storage Lease (Enterprise Fractionation Plant), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.6 to Form 8-K filed February 5, 2007).
10.7+	Amended and Restated RGP Storage Lease, dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.7 to Form 8-K filed February 5, 2007).
10.8	Contribution, Conveyance and Assumption Agreement, dated as of January 23, 2007, by and among Enterprise Products Operating L.P., Enterprise Products OLPGP, Inc., Enterprise Products Texas Operating, L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.9 to Form 8-K filed February 5, 2007).

Exhibit
Number	Exhibit *
10.9	Contribution, Conveyance and Assumption Agreement, dated as of January 23, 2007, by and among Enterprise GC, LP, Enterprise Holding III, L.L.C., Enterprise GTM Holdings L.P., Enterprise GTMGP, LLC, Enterprise Products GTM, LLC, Enterprise Products Operating L.P. and South Texas NGL Pipelines, LLC (incorporated by reference to Exhibit 10.10 to Form 8-K filed February 5, 2007).
10.10	Ground Lease Agreement, dated as of January 17, 2002, by and between Enterprise Products Operating L.P. (successor-in-interest to Diamond-Koch, L.P.) and Mont Belvieu Caverns, LLC (successor-in-interest to Enterprise Products Texas Operating L.P.) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).
10.11	Pipeline Lease Agreement by and between Enterprise GC, L.P. and TE Products Pipeline Company, Limited Partnership (incorporated by reference to Exhibit 10.11 to Form 8-K filed February 5, 2007).
10.12	NGL Transportation Agreement by and between Enterprise Products Operating L.P. and South Texas NGL Pipelines, LLC (incorporated by reference to Exhibit 10.12 to Form 8-K filed February 5, 2007).
10.13	Amended and Restated Limited Liability Company Agreement of Mont Belvieu Caverns, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.13 to Form 8-K filed February 5, 2007).
10.14	Amended and Restated Limited Liability Company Agreement of Acadian Gas, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.14 to Form 8-K filed February 5, 2007).
10.15	Amended and Restated Limited Liability Company Agreement of South Texas NGL Pipelines, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.15 to Form 8-K filed February 5, 2007).
10.16	Amended and Restated Agreement of Limited Partnership of Enterprise Lou-Tex Propylene Pipeline L.P., dated February 5, 2007 (incorporated by reference to Exhibit 10.16 to Form 8-K filed February 5, 2007).
10.17	Amended and Restated Agreement of Limited Partnership of Sabine Propylene Pipeline L.P., dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to Form 8-K filed February 5, 2007).
10.18	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC and Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC and DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated January 30, 2007, but effective as of February 5, 2007 (incorporated by reference to Exhibit 10.18 to Form 8-K filed February 5, 2007).
10.19	Amendment No. 1 to the Fourth Amended and Restated Administrative Services Agreement dated February 28, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-K filed February 28, 2007 by Enterprise Products Partners L.P.).
10.20	Omnibus Agreement, dated February 5, 2007, by and among Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., DEP OLPGP, LLC and Enterprise Products Operating L.P. (incorporated by reference to Exhibit 10.19 to Form 8-K filed February 5, 2007).
10.21+	Amended and Restated PGP Storage Lease, dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.8 to Form 8-K filed February 5, 2007).
10.22	Enterprise Products Company 2005 EPE Long-Term Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enterprise GP Holdings L.P. on May 8, 2006).
10.23***	Form of Unit Appreciation Right Grant (DEP Holdings, LLC Directors) based upon the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to Form 10-K filed April 2, 2007.)
31.1#	Sarbanes-Oxley Section 302 certification of Richard H. Bachmann for Duncan Energy Partners L.P. for the March 31, 2007 quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of Michael A. Creel for Duncan Energy Partners L.P. for the March 31, 2007 quarterly report on Form 10-Q.

Exhibit
Number	Exhibit *
32.1#	Section 1350 certification of Richard H. Bachmann for the March 31, 2007 quarterly report on Form 10-Q.
32.2#	Section 1350 certification of Michael A. Creel for the March 31, 2007 quarterly report on Form 10-Q.

*	With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Enterprise GP Holdings L.P. is 1-32610.

***	Identifies management contract and compensatory plan arrangements.

+	Portions of these exhibits have been omitted and filed separately with the Commission pursuant to a confidential treatment request under Rule 406 of the Securities Act of 1933, as amended.

#	Filed with this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on May 4, 2007.

DUNCAN ENERGY PARTNERS L.P.
(A Delaware Limited Partnership)

By:	DEP Holdings, LLC,
as General Partner

By:	/s/ Michael J. Knesek

Name:	Michael J. Knesek
Title:	Senior Vice President, Controller
and Principal Accounting Officer
of the General Partner

Exhibit Index

Exhibit
Number	Exhibit *
3.1	Certificate of Limited Partnership of Duncan Energy Partners L.P. (incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).
3.2	Amended and Restated Agreement of Limited Partnership of Duncan Energy Partners L.P., dated February 5, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 5, 2007).
3.3	Certificate of Formation of DEP Holdings, LLC (incorporated by reference to Exhibit 3.3 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).
3.4#	Amended and Restated Limited Liability Company Agreement of DEP Holdings, LLC, dated May 3, 2007.
3.5	Certificate of Formation of DEP OLPGP, LLC (incorporated by reference to Exhibit 3.5 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).
3.6	Amended and Restated Limited Liability Company Agreement of DEP OLPGP, LLC, dated January 19, 2007 (incorporated by reference to Exhibit 3.6 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 22, 2007).
3.7	Certificate of Limited Partnership of DEP Operating Partnership, L.P. (incorporated by reference to Exhibit 3.7 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).
3.8	Agreement of Limited Partnership of DEP Operating Partnership, L.P., dated September 29, 2006 (incorporated by reference to Exhibit 3.8 to Amendment No. 1 to Form S-1 Registration Statement (Reg. No. 333-138371) filed December 15, 2006).
4.1	Revolving Credit Agreement, dated as of January 5, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).
10.1	Contribution, Conveyance and Assumption Agreement, by and among Enterprise Products Operating L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP OLPGP, LLC, DEP Operating Partnership, L.P., dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 5, 2007).
10.2+	Storage Lease (Enterprise Products NGL Marketing), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 5, 2007).
10.3+	Storage Lease (North Propane-Propylene Splitters), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 5, 2007).
10.4+	Storage Lease (Belvieu Environmental Fuels), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K filed February 5, 2007).
10.5+	Storage Lease (Butane Isomer), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 5, 2007).
10.6+	Storage Lease (Enterprise Fractionation Plant), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.6 to Form 8-K filed February 5, 2007).
10.7+	Amended and Restated RGP Storage Lease, dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.7 to Form 8-K filed February 5, 2007).
10.8	Contribution, Conveyance and Assumption Agreement, dated as of January 23, 2007, by and among Enterprise Products Operating L.P., Enterprise Products OLPGP, Inc., Enterprise Products Texas Operating, L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.9

Exhibit
Number	Exhibit *
to Form 8-K filed February 5, 2007).
10.9	Contribution, Conveyance and Assumption Agreement, dated as of January 23, 2007, by and among Enterprise GC, LP, Enterprise Holding III, L.L.C., Enterprise GTM Holdings L.P., Enterprise GTMGP, LLC, Enterprise Products GTM, LLC, Enterprise Products Operating L.P. and South Texas NGL Pipelines, LLC (incorporated by reference to Exhibit 10.10 to Form 8-K filed February 5, 2007).
10.10	Ground Lease Agreement, dated as of January 17, 2002, by and between Enterprise Products Operating L.P. (successor-in-interest to Diamond-Koch, L.P.) and Mont Belvieu Caverns, LLC (successor-in-interest to Enterprise Products Texas Operating L.P.) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).
10.11	Pipeline Lease Agreement by and between Enterprise GC, L.P. and TE Products Pipeline Company, Limited Partnership (incorporated by reference to Exhibit 10.11 to Form 8-K filed February 5, 2007).
10.12	NGL Transportation Agreement by and between Enterprise Products Operating L.P. and South Texas NGL Pipelines, LLC (incorporated by reference to Exhibit 10.12 to Form 8-K filed February 5, 2007).
10.13	Amended and Restated Limited Liability Company Agreement of Mont Belvieu Caverns, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.13 to Form 8-K filed February 5, 2007).
10.14	Amended and Restated Limited Liability Company Agreement of Acadian Gas, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.14 to Form 8-K filed February 5, 2007).
10.15	Amended and Restated Limited Liability Company Agreement of South Texas NGL Pipelines, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.15 to Form 8-K filed February 5, 2007).
10.16	Amended and Restated Agreement of Limited Partnership of Enterprise Lou-Tex Propylene Pipeline L.P., dated February 5, 2007 (incorporated by reference to Exhibit 10.16 to Form 8-K filed February 5, 2007).
10.17	Amended and Restated Agreement of Limited Partnership of Sabine Propylene Pipeline L.P., dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to Form 8-K filed February 5, 2007).
10.18	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC and Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC and DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated January 30, 2007, but effective as of February 5, 2007 (incorporated by reference to Exhibit 10.18 to Form 8-K filed February 5, 2007).
10.19	Amendment No. 1 to the Fourth Amended and Restated Administrative Services Agreement dated February 28, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-K filed February 28, 2007 by Enterprise Products Partners L.P.).
10.20	Omnibus Agreement, dated February 5, 2007, by and among Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., DEP OLPGP, LLC and Enterprise Products Operating L.P. (incorporated by reference to Exhibit 10.19 to Form 8-K filed February 5, 2007).
10.21+	Amended and Restated PGP Storage Lease, dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.8 to Form 8-K filed February 5, 2007).
10.22	Enterprise Products Company 2005 EPE Long-Term Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enterprise GP Holdings L.P. on May 8, 2006).
10.23***	Form of Unit Appreciation Right Grant (DEP Holdings, LLC Directors) based upon the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to Form 10-K filed April 2, 2007.)
31.1#	Sarbanes-Oxley Section 302 certification of Richard H. Bachmann for Duncan Energy Partners L.P. for the March 31, 2007 quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of Michael A. Creel for Duncan Energy Partners L.P. for

Exhibit
Number	Exhibit *
the March 31, 2007 quarterly report on Form 10-Q.
32.1#	Section 1350 certification of Richard H. Bachmann for the March 31, 2007 quarterly report on Form 10-Q.
32.2#	Section 1350 certification of Michael A. Creel for the March 31, 2007 quarterly report on Form 10-Q.

*	With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Enterprise GP Holdings L.P. is 1-32610.

***	Identifies management contract and compensatory plan arrangements.

+	Portions of these exhibits have been omitted and filed separately with the Commission pursuant to a confidential treatment request under Rule 406 of the Securities Act of 1933, as amended.

#	Filed with this report.