Form 10-Q
period 2007-06-30
Duncan Energy Partners L.P.
filed 2007-08-08
CIK 1379378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(713) 381-6500
(Registrant's Telephone Number, Including Area Code)

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

Yes ☐ No ☒

There were 20,301,571 common units of Duncan Energy Partners L.P. outstanding at August 1, 2007. These common units trade on the New York Stock Exchange under the ticker symbol “DEP.”

DUNCAN ENERGY PARTNERS L.P.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

DUNCAN ENERGY PARTNERS L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(See Note 1 for Basis of Financial Statement Presentation)

(Dollars in thousands)

	June 30,	December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$ 5,996	$ --
Accounts receivable - trade, net of allowance for doubtful accounts
of $50 at June 30, 2007 and $402 at December 31, 2006	84,017	71,776
Accounts receivable – related parties	7,151	--
Inventories	8,564	13,538
Prepaid and other current assets	964	792
Total current assets	106,692	86,106
Property, plant and equipment, net	792,271	707,649
Investments in and advances to unconsolidated affiliate	3,641	3,391
Intangible assets, net of accumulated amortization of $1,277 at
June 30, 2007 and $1,161 at December 31, 2006	6,850	6,966
Other assets	332	--
Total assets	$ 909,786	$ 804,112

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable – trade	$ 11,333	$ 702
Accounts payable – related parties	26,945	--
Accrued gas payables	77,256	62,571
Accrued costs and expenses	58	5,093
Accrued interest	118	--
Other current liabilities	7,858	9,263
Total current liabilities	123,568	77,629
Long-term debt (see Note 8)	190,000	--
Other long-term liabilities	951	686
Parent interest in subsidiaries (see Note 9)	270,802	--
Commitments and contingencies	--	--
Partners’ equity:
Limited partners (20,301,571 common units outstanding at June 30, 2007)	324,038	--
General partner	674	--
Accumulated other comprehensive income	(247)	--
Owners’ net investment – predecessor	--	725,797
Total partners’ equity	324,465	725,797
Total liabilities and partners’ equity	$ 909,786	$ 804,112

See Notes to Unaudited Condensed Consolidated Financial Statements

DUNCAN ENERGY PARTNERS L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

AND COMPREHENSIVE INCOME

(See Note 1 for Basis of Financial Statement Presentation)

(Dollars in thousands, except per unit amounts)

		Duncan Energy
	Duncan Energy Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Revenues:
Third parties	$ 153,566	$ 117,642
Related parties	83,330	103,707
Total (see Note 11)	236,896	221,349
Costs and expenses:
Operating costs and expenses:
Third parties	210,327	196,947
Related parties	12,384	11,455
Total operating costs and expenses	222,711	208,402
General and administrative costs:
Third parties	480	9
Related parties	546	950
Total general and administrative costs	1,026	959
Total costs and expenses	223,737	209,361
Equity in income of unconsolidated affiliate	114	200
Operating income	13,273	12,188
Other income (expense):
Interest expense	(2,410)	--
Interest income	229	--
Other, net	--	--
Other expense	(2,181)	--
Income before provision for income taxes, parent interest in the income of subsidiaries and the cumulative effect of a change in
accounting principle	11,092	12,188
Provision for income taxes	59	(21)
Income before parent interest in income of subsidiaries and the
cumulative effect of a change in accounting principle	11,151	12,167
Parent interest in income of subsidiaries	(6,603)	--
Income before the cumulative effect of a change in accounting principle	4,548	12,167
Cumulative effect of a change in accounting principle	--	--
Net income	4,548	12,167
Change in fair value of commodity financial instruments	(214)	54
Comprehensive income	$ 4,334	$ 12,221

Net income allocation: (see Note 13)
Limited partners’ interest in net income	$ 4,457
General partner interest in net income	91

Earnings per unit: (see Note 13)
Basic and diluted income per unit	$ 0.22

See Notes to Unaudited Condensed Consolidated Financial Statements

DUNCAN ENERGY PARTNERS L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

AND COMPREHENSIVE INCOME

(See Note 1 for Basis of Financial Statement Presentation)

(Dollars in thousands, except per unit amounts)

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Five	One Month	For the Six
	Months Ended	Ended	Months Ended
	June 30, 2007	January 31, 2007	June 30, 2006
Revenues:
Third parties	$ 245,060	$ 42,657	$ 296,500
Related parties	125,710	24,017	207,291
Total (see Note 11)	370,770	66,674	503,791
Costs and expenses:
Operating costs and expenses:
Third parties	330,405	58,038	453,936
Related parties	16,737	3,149	24,650
Total operating costs and expenses	347,142	61,187	478,586
General and administrative costs:
Third parties	613	22	32
Related parties	770	455	1,703
Total general and administrative costs	1,383	477	1,735
Total costs and expenses	348,525	61,664	480,321
Equity in income of unconsolidated affiliate	160	25	354
Operating income	22,405	5,035	23,824
Other income (expense):
Interest expense	(3,541)	--	--
Interest income	373	--	--
Other, net	--	--	4
Other expense	(3,168)	--	4
Income before provision for income taxes, parent interest in the income of subsidiaries and the cumulative effect of a change in
accounting principle	19,237	5,035	23,828
Provision for income taxes	(114)	--	(21)
Income before parent interest in income of subsidiaries and the
cumulative effect of a change in accounting principle	19,123	5,035	23,807
Parent interest in income of subsidiaries	(10,652)	--	--
Income before the cumulative effect of a change in accounting principle	8,471	5,035	23,807
Cumulative effect of a change in accounting principle (see Note 2)	--	--	9
Net income	8,471	5,035	23,816
Change in fair value of commodity financial instruments	(247)	--	(18)
Comprehensive income	$ 8,224	$ 5,035	$ 23,798

Net income allocation: (see Note 13)
Limited partners’ interest in net income	$ 8,302
General partner interest in net income	169

Earnings per unit: (see Note 13)
Basic and diluted income per unit	$ 0.41

See Notes to Unaudited Condensed Consolidated Financial Statements

DUNCAN ENERGY PARTNERS L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(See Note 1 for Basis of Financial Statement Presentation)

(Dollars in thousands)

		Duncan Energy
	Duncan Energy Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Operating activities:
Net income	$ 4,548	$ 12,167
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Depreciation, amortization and accretion
in operating costs and expenses	7,203	5,308
Depreciation and amortization in general
and administrative costs	60	--
Amortization in interest expense	32	--
Equity in income of unconsolidated affiliate	(114)	(200)
Cumulative effect of a change in accounting principle	--	--
Parent interest in income of subsidiaries	6,603	--
Gain on sale of assets	--	(6)
Deferred income tax expense	83	21
Changes in fair market value of financial instruments	1	--
Net effect of changes in operating accounts (see Note 15)	(2,217)	6,396
Net cash flows provided by operating activities	16,199	23,686
Investing activities:
Capital expenditures	(34,434)	(19,202)
Contributions in aid of construction costs	134	369
Proceeds from sale of assets	--	6
Advances to unconsolidated affiliate	(13)	(3)
Cash used in investing activities	(34,313)	(18,830)
Financing activities:
Repayments of debt	(25,000)	--
Borrowings under debt agreements	46,000	--
Net contributions from Parent to subsidiaries	4,896	--
Adjustment to net proceeds from initial public offering	(828)	--
Net cash contributions from and distributions
to owners – predecessor (see Note 2)	--	(4,856)
Distributions paid to partners	(5,055)	--
Cash provided by (used in) financing activities	20,013	(4,856)
Net change in cash and cash equivalents	1,899	--
Cash and cash equivalents, beginning of period	4,097	--
Cash and cash equivalents, end of period (see Note 2)	$ 5,996	$ --

See Notes to Unaudited Condensed Consolidated Financial Statements

DUNCAN ENERGY PARTNERS L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(See Note 1 for Basis of Financial Statement Presentation)

(Dollars in thousands)

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Five	One Month	For the Six
	Months Ended	Ended	Months Ended
	June 30, 2007	January 31, 2007	June 30, 2006
Operating activities:
Net income	$ 8,471	$ 5,035	$ 23,816
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Depreciation, amortization and accretion
in operating costs and expenses	11,718	2,209	10,149
Depreciation and amortization in general
and administrative costs	60	--	--
Amortization in interest expense	53	--	--
Equity in income of unconsolidated affiliate	(160)	(25)	(354)
Cumulative effect of a change in accounting principle	--	--	(9)
Parent interest in income of subsidiaries	10,652	--	--
Gain on sale of assets	(2)	--	(13)
Deferred income tax expense	62	--	21
Changes in fair market value of financial instruments	(1)	--	(53)
Net effect of changes in operating accounts (see Note 15)	34,042	(10,754)	(6,681)
Net cash flows provided by (used in) operating activities	64,895	(3,535)	26,876
Investing activities:
Capital expenditures	(82,914)	(5,348)	(33,564)
Contributions in aid of construction costs	288	349	383
Proceeds from sale of assets	2	--	13
Advances to unconsolidated affiliate	(64)	--	(59)
Cash used in investing activities	(82,688)	(4,999)	(33,227)
Financing activities:
Repayments of debt	(56,000)	--	--
Borrowings under debt agreements	246,000	--	--
Debt issuance costs	(510)	--	--
Distributions paid to Parent at time of initial public offering	(459,551)	--	--
Net contributions from Parent to subsidiaries	7,858	--	--
Net proceeds from issuance of common units	291,044	--	--
Net cash contributions from and distributions
to owners – predecessor (see Note 2)	--	8,534	6,351
Distributions paid to partners	(5,055)	--	--
Cash provided by financing activities	23,786	8,534	6,351
Net change in cash and cash equivalents	5,993	--	--
Cash and cash equivalents, beginning of period	3	--	--
Cash and cash equivalents, end of period (see Note 2)	$ 5,996	$ --	$ --

See Notes to Unaudited Condensed Consolidated Financial Statements

DUNCAN ENERGY PARTNERS L.P.

UNAUDITED CONDENSED STATEMENT OF CONSOLIDATED PARTNERS’ EQUITY

(See Note 1 for Basis of Financial Statement Presentation and Note 10 for Unit History)

(Dollars in thousands)

	Duncan
	Energy
	Partners
	Predecessor	Duncan Energy Partners
	Owners’	Limited
	Net	Partner	General
	Investment	Interests	Partner	AOCI	Total
Balance, December 31, 2006	$ 725,797				$ 725,797
Net income – January 1, 2007 to January 31, 2007	5,035				5,035
Net cash contribution from owners	8,534				8,534
Non-cash contribution from owners	6				6
Balance, January 31, 2007	739,372				739,372
Adjustment for Predecessor liabilities not
transferred to Duncan Energy Partners	2,664				2,664
Retention by Parent of 34% ownership interest
in certain operating subsidiaries	(252,292)				(252,292)
Allocation of Predecessor equity to Parent in exchange
for 5,351,571 common units of Duncan Energy Partners and
general partner interest	(489,744)	$ 479,948	$ 9,796	$ --	--
Net proceeds from issuance of 14,950,000 common units
to public at initial public offering	--	291,044	--	--	291,044
Cash distribution to Parent at time of initial public offering	--	(450,360)	(9,191)	--	(459,551)
Balance after completion of initial public offering
and related transactions	--	320,632	605	--	321,237
Net income – February 1, 2007 to June 30, 2007	--	8,302	169	--	8,471
Amortization of Equity Awards	--	58	1	--	59
Distributions	--	(4,954)	(101)	--	(5,055)
Change in fair value of commodity financial instruments -
February 1, 2007 to June 30, 2007	--	--	--	(247)	(247)
Balance, June 30, 2007	$ --	$ 324,038	$ 674	$ (247)	$ 324,465

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

References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., which owns 100% of Enterprise Products Operating LLC.

References to “EPO” mean Enterprise Products Operating LLC (as successor in interest by merger to Enterprise Products Operating L.P.), which is our Parent, and its consolidated subsidiaries. EPO has a controlling interest in the Partnership’s general partner and is a significant owner of the Partnership’s common units.

References to “Enterprise Products GP” mean Enterprise Products GP, LLC, the general partner of Enterprise Products Partners.

References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., which owns Enterprise Products GP.

References to “EPE Holdings” mean EPE Holdings, LLC, which is the general partner of Enterprise GP Holdings.

References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded affiliate, the units of which are listed on the NYSE under the ticker symbol “TPP.” References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and is wholly owned by Enterprise GP Holdings.

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

The financial information and related notes included under this Item 1 that pertain to periods prior to our initial public offering reflect the assets, liabilities and operations contributed to us by EPO at the closing of our initial public offering on February 5, 2007. We refer to these historical assets, liabilities and operations as the assets, liabilities and operations of Duncan Energy Partners Predecessor. We have elected February 1, 2007 as the effective closing date for financial accounting and reporting purposes with respect to Duncan Energy Partners Predecessor.

The financial information of Duncan Energy Partners Predecessor reflects EPO’s historical ownership of these assets, liabilities and operations. The principal business entities included in the historical combined financial statements of Duncan Energy Partners Predecessor are (on a 100% basis): (i) Mont Belvieu Caverns, LLC (“Mont Belvieu Caverns”), a Delaware limited liability company; (ii) Acadian Gas, LLC (“Acadian Gas”), a Delaware limited liability company; (iii) Enterprise Lou-Tex Propylene Pipeline L.P. (“Lou-Tex Propylene”), a Delaware limited partnership, including its general partner; (iv) Sabine Propylene Pipeline L.P. (“Sabine Propylene”), a Delaware limited partnership, including its general partner; and (v) South Texas NGL Pipelines, LLC (“South Texas NGL”), a Delaware limited liability company. EPO contributed a 66% equity interest in each of these five entities to us on February 5, 2007. EPO retained the remaining 34% equity interests in each of these subsidiaries.

We have presented our results of operations following the completion of our initial public offering separately from those pertaining to Duncan Energy Partners Predecessor. We acquired substantially all of the assets and operations of the Predecessor that are included in our consolidated financial statements. There are a number of agreements and other items that went into effect at the time of our initial public offering that affect the comparability of our current operating results with the historical operating results of Duncan Energy Partners Predecessor. These differences include:

•	the fees we charge EPO for underground storage services at the facility owned by Mont Belvieu Caverns increased as a result of new agreements executed in connection with our initial public offering;

•	all storage well measurement gains and losses relating to Mont Belvieu Caverns’ facility are now retained by EPO;

•	Mont Belvieu Caverns now makes a special allocation of operational measurement gains and losses to EPO; and

•	the transportation revenues recorded by Lou-Tex Propylene and Sabine Propylene decreased after our initial public offering due to the assignment of certain exchange agreements to us by EPO.

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

Overview of Business

Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DEP.” The Partnership was formed by Enterprise Products Partners in September 2006 to acquire, own and operate a diversified portfolio of midstream energy assets. We are owned 98% by our limited partners and 2% by our general partner, DEP GP, which is a wholly owned subsidiary of EPO. DEP GP is responsible for managing all of our operations and activities. EPCO provides all employees and certain administrative services for us.

On February 5, 2007, the Partnership completed its initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds to the Partnership of $291.0 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, the Partnership distributed $260.6 million of these net proceeds to EPO, along with $198.9 million in borrowings under its revolving credit facility and a final amount of 5,351,571 common units of the Partnership. The Partnership used $38.5 million of net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units it had originally issued to EPO, resulting in the final amount of 5,351,571 common units beneficially owned by EPO.

The following is a brief description of the operations contributed to us by EPO on February 5, 2007:

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

•

South Texas NGL owns a 220-mile pipeline extending from Corpus Christi, Texas to Pasadena, Texas that was purchased by EPO from a third party in August 2006 for $97.7 million. Beginning in January 2007, this pipeline (together with other pipelines constructed, leased or acquired since August 2006) commenced transportation of NGLs from two of EPO’s processing facilities located in South Texas to Mont Belvieu, Texas. Collectively, these pipelines are referred to as the DEP South Texas NGL Pipeline System.

EPO has owned controlling interests in and operated the underlying assets of, Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene and Sabine Propylene for several years. On February 5, 2007, DEP Operating Partnership (the primary operating subsidiary of the Partnership) directly or indirectly assumed such operating responsibilities.

EPO may contribute or sell other equity interests in its subsidiaries or other of its or its subsidiaries’ assets to the Partnership and use the proceeds it receives to fund its capital spending program. EPO has no obligation or commitment to make such contributions or sales to the Partnership.

Note 2. General Accounting Policies and Related Matters

Cash and Cash Equivalents

Prior to our initial public offering in February 2007, we operated within the EPO cash management program. For purposes of presentation in the Unaudited Condensed Statements of Consolidated Cash Flows, cash flows received (or used) in financing activities represent transfers of excess cash from us to our prior owners equal to net cash flow provided by operating activities less cash used in investing activities. Such transfers of excess cash are shown as distributions to owners on our Unaudited Condensed Statement of Partners’ Equity prior to February 2007. Conversely, if cash used in investing activities is greater than net cash flow provided by operating activities, then a deemed contribution by owners was reflected. As a result, our financial statements prior to February 2007 do not present cash balances. Following our initial public offering, we ceased participation in the EPO cash management program and maintain our cash balances separately from affiliates.

Cash and cash equivalents represent unrestricted cash on hand and highly liquid investments with original maturities of less than three months from the date of purchase.

Our Unaudited Condensed Statements of Consolidated Cash Flows are prepared using the indirect method. The indirect method derives net cash flows from operating activities by adjusting net income to remove (i) the effects of all deferrals of past operating cash receipts and payments, such as changes during the period in inventory, deferred income and similar transactions, (ii) the effects of all accruals of expected future operating cash receipts and cash payments, such as changes during the period in receivables and payables, (iii) the effects of all items classified as investing or financing cash flows, such as gains or losses on sale of property, plant and equipment or extinguishment of debt, and (iv) other non-cash amounts such as depreciation, amortization and changes in the fair market value of financial instruments.

Consolidation Policy

We evaluate our financial interests in business enterprises to determine if they represent variable interest entities where we are the primary beneficiary. If such criteria are met, we consolidate the financial statements of such businesses with those of our own. Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest, after the elimination of all intercompany accounts and transactions.

If an investee is organized as a limited partnership or limited liability company and maintains separate ownership accounts, we account for our investment using the equity method if our ownership interest is between 3% and 50% and we exercise significant influence over the investee’s operating and financial policies. For all other types of investments, we apply the equity method of accounting if our ownership interest is between 20% and 50% and we exercise significant influence over the investee’s operating and financial policies. Our proportionate share of profits and losses from transactions with our equity method unconsolidated affiliate are eliminated in consolidation and remain on our balance sheet (or those of our equity method investee) in inventory or similar accounts.

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

Income Taxes

We are organized as a pass-through entity for income tax purposes. As a result, our partners are responsible for federal income taxes on their share of our taxable income. Our provision for income taxes for the three months ended June 30, 2007 reflects a credit of $59 thousand and was $21 thousand for the three months ended June 30, 2006. Our provision for income taxes for the six months ended June 30, 2007 and 2006 is $114 thousand and $21 thousand, respectively. The provision for income taxes is applicable to state tax obligations under the Texas Margin Tax.

In accordance with Financial Accounting Standards Board Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” we recognize the tax effects of any uncertain tax positions we may adopt, if the position taken by us is more likely than not sustainable. If a tax position meets such criteria, the tax effect to be recognized by us would be the largest amount of benefit with more than a 50% chance of being realized upon settlement. This guidance was effective January 1, 2007, and our adoption of this guidance had no material impact on our financial position, results of operations or cash flows.

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

SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurements attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe SFAS 159 will have a material impact on our financial position, results of operations, and cash flows.

Note 3. Financial Instruments

In addition to its natural gas transportation business, Acadian Gas engages in the purchase and sale of natural gas. The price of natural gas fluctuates in response to changes in supply, market uncertainty, and a variety of additional factors that are beyond our control. Acadian Gas may enter into risk management transactions to manage price risk, basis risk, physical risk or other risks related to its commodity positions on both a short-term (less than 30 days) and a long-term basis, not to exceed 24 months.

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

The fair value of the Acadian Gas commodity financial instrument portfolio was a liability of $307 thousand at June 30, 2007 and a negligible amount at December 31, 2006. We recorded a gain of $53 thousand and loss of $260 thousand related to our commodity financial instruments during the three months ended June 30, 2007 and 2006, respectively. We also recorded losses of $0.4 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively.

Note 4. Inventories

Our inventory consists of natural gas volumes valued at the lower of average cost or market. At June 30, 2007 and December 31, 2006, the value of our natural gas inventory was $8.6 million and $13.5 million, respectively.

Operating costs and expenses, as presented on our Unaudited Condensed Statements of Consolidated Operations and Comprehensive Income included cost of sales amounts related to the sale of natural gas inventory. Our costs of sales were $202.7 million and $189.3 million for the three months ended June 30, 2007 and 2006, respectively. We recorded costs of sales of $368.9 million and $442.1 million for the six months ended June 30, 2007 and 2006, respectively.

As a result of fluctuating market conditions, we recognize lower of average cost or market (“LCM”) adjustments when the historical cost of our inventory exceeds its net realizable value. These non-cash adjustments are recorded as a component of cost of sales. For the three months and six months ended June 30, 2007, we recognized LCM adjustments of approximately $0.2 million and $0.3 million, respectively. No LCM adjustments were required during the three months and six months ended June 30, 2006.

Note 5. Property, Plant and Equipment

Our property, plant and equipment values and accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful	June 30,	December 31,
	Life in Years	2007	2006
Natural gas and petrochemical pipelines
and related equipment (1)	3-35 (4)	$ 404,332	$ 350,360
Underground storage wells and related assets (2)	5-35 (5)	345,878	324,685
NGL pipelines and related equipment	5-35 (6)	133,181	98,148
Transportation equipment (3)	3-10	1,302	1,240
Land		17,734	15,809
Construction in progress		47,869	61,839
Total		950,296	852,081
Less accumulated depreciation		158,025	144,432
Property, plant and equipment, net		$ 792,271	$ 707,649

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

Depreciation expense for the three months ended June 30, 2007 and 2006 was $7.2 million, and $5.3 million, respectively. For the five months ended June 30, 2007, one month ended January 31, 2007 and six months ended June 30, 2006, we recorded depreciation expense of $11.7 million, 2.2 million, and $10.1 million, respectively. We capitalized $0.8 million and $0.3 million of interest in connection with capital projects during the three months ended June 30, 2007 and 2006, respectively, and $1.7 million and $0.7 million during the five months ended June 30, 2007 and six months ended June 30, 2006, respectively.

The initial phase of the DEP South Texas NGL Pipeline System was placed in service in January 2007. This event resulted in the reclassification of associated construction-in-progress amounts to NGL pipelines and related equipment (as shown in the preceding table).

Note 6. Investments in and Advances to Unconsolidated Affiliate

Acadian Gas, through a wholly owned subsidiary, owns a collective 49.51% equity interest in Evangeline, which consists of a 45% direct ownership interest in Evangeline Gas Pipeline Company, L.P. (“EGP”) and a 45.05% direct interest in Evangeline Gas Corp. (“EGC”). EGC also owns a 10% direct interest in EGP. Third parties own the remaining equity interests in EGP and EGC.

Evangeline owns a 27-mile natural gas pipeline system extending from Taft, Louisiana to Westwego, Louisiana that connects three electric generation stations owned by Entergy Louisiana. Evangeline’s most significant contract is a 21-year natural gas sales agreement with Entergy. Acadian Gas does not have a controlling interest in the Evangeline entities, but does exercise significant influence on Evangeline’s operating policies. Acadian Gas accounts for its financial investment in Evangeline using the equity method.

At June 30, 2007 and December 31, 2006, the carrying value of our investment in Evangeline was $3.6 million and $3.4 million, respectively. Our Unaudited Condensed Statements of Consolidated Operations and Comprehensive Income reflect equity earnings from Evangeline of $0.1 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, our Unaudited Condensed Statements of Consolidated Operations and Comprehensive Income reflect equity earnings from Evangeline of $0.2 million and $0.4 million, respectively. Our investment in Evangeline is classified within our Natural Gas Pipelines & Services business segment.

Summarized Financial Information of Unconsolidated Affiliate

The following table presents unaudited summarized income statement data of Evangeline for the periods indicated (on a 100% basis):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues	$ 78,733	$ 75,581	$ 131,107	$ 156,123
Operating income (loss)	1,667	1,970	3,270	3,911
Net income (loss)	230	404	374	718

Note 7. Intangible Assets

Our intangible assets represent the value attributable to renewable storage contracts with various customers. We acquired these assets in connection with the purchase of storage caverns from a third party in January 2002. Due to the renewable nature of the underlying contracts, we amortize our intangible assets on a straight-line basis over the estimated remaining economic life of the storage assets to which they relate. We classify these intangible assets within our NGL & Petrochemical Storage Services business segment (see Note 11).

The gross value of these intangible assets was $8.1 million at inception. At June 30, 2007 and December 31, 2006, the carrying value of these intangible assets was $6.9 million and $7.0 million, respectively. We recorded $58 thousand of amortization expense associated with these intangible assets during each of the three month periods ended June 30, 2007 and 2006. For the six month periods ended

June 30, 2007 and 2006, we recorded $116 thousand of amortization expense associated with these intangible assets. For the remainder of 2007, we estimate that the amortization expense associated with these intangible assets will be $116 thousand.

Note 8. Debt Obligations

On February 5, 2007, we entered into a $300.0 million revolving credit facility having a $30.0 million sublimit for Swingline loans. We may also issue up to $300.0 million of letters of credit under this facility. Letters of credit outstanding under this facility reduce the amount available for borrowings. At the closing of our initial public offering, we made an initial draw of $200.0 million under this facility to fund the $198.9 million cash distribution to EPO and the remainder to pay debt issuance costs. At June 30, 2007, the balance outstanding under this facility was $190 million.

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

For the three month period ending June 30, 2007, our weighted-average variable interest rate paid on borrowings outstanding under this facility was 6.17%. Our weighted-average variable interest rate paid was 6.17% for the year to date at June 30, 2007.

As defined in our revolving credit facility, we are required to maintain a leverage ratio for the prior four fiscal quarters of not more than 4.75 to 1.00 at the last day of each fiscal quarter commencing June 30, 2007; provided that, upon the closing of a permitted acquisition, such ratio shall not exceed (a) 5.25 to 1.00 at the last day of the fiscal quarter in which such specified acquisition occurred and at the last day of each of the two fiscal quarters following the fiscal quarter in which such specified acquisition occurred, and (b) 4.75 to 1.00 at the last day of each fiscal quarter thereafter. In addition, prior to obtaining an investment-grade rating by Standard & Poor’s Ratings Services, Moody’s Investors Service or Fitch Ratings, our interest coverage ratio, for the prior four fiscal quarters shall not be less than 2.75 to 1.00 at the last day of each fiscal quarter commencing June 30, 2007.

Our revolving credit facility contains other customary covenants, including those restricting or limiting our ability, and the ability of certain of our subsidiaries, to:

•	make distributions;

•	incur additional indebtedness;

•	grant liens or make certain negative pledges;

•	engage in certain asset conveyances, sales, leases, transfers, distributions or otherwise dispose of certain assets, businesses or operations;

•	make certain investments;

•	enter into a merger, consolidation, or dissolution;

•	engage in certain transactions with affiliates;

•	directly or indirectly make or permit any payment or distribution in respect of our partnership interests; or

•	permit or incur any limitation on the ability of any of our subsidiaries to pay dividends or make distributions to, repay indebtedness to, or make subordinated loans or advances to us.

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

Evangeline joint venture debt obligation

At June 30, 2007 and December 31, 2006, long-term debt for Evangeline consisted of (i) $18.2 million in principal amount of 9.9% fixed interest rate senior secured notes due December 2010 (the “Series B” notes) and (ii) a $7.5 million subordinated note payable to an affiliate of the other co-venture participant (the “LL&E Note”). The Series B notes are collateralized by (i) Evangeline’s property, plant and equipment; (ii) proceeds from its Entergy natural gas sales contract; and (iii) a debt service reserve requirement. Scheduled principal repayments on the Series B notes are $5.0 million annually through 2009 with a final repayment in 2010 of approximately $3.2 million. The trust indenture governing the Series B notes contains covenants such as requirements to maintain certain financial ratios. Evangeline was in compliance with such covenants during the periods presented.

Evangeline incurred the LL&E Note obligations in connection with its acquisition of the Entergy natural gas sales contract in 1991 and formation of the venture. The LL&E Note is subject to a subordination agreement which prevents the repayment of principal and accrued interest on the note until such time as the Series B note holders are either fully cash secured through debt service accounts or have been completely repaid. Variable rate interest accrues on the subordinated note at a LIBOR rate plus 0.5%. The weighted-average variable interest rate paid on this debt was 5.87% during the three months and six months ended June 30, 2007. At June 30, 2007 and December 31, 2006, the amount of accrued but unpaid interest on the LL&E Note was approximately $8.4 million and $7.9 million, respectively.

Note 9. Parent Interest in Subsidiaries

In connection with our initial public offering (see Note 1), EPO contributed to us a 66% equity interest in Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL. EPO retained the remaining 34% equity interest in each of these entities. We account for EPO’s share of our subsidiaries’ net assets and income as Parent interest in a manner similar to minority interest.

The following table presents the change in Parent interest in subsidiaries as shown on our Unaudited Condensed Consolidated Balance Sheet at June 30, 2007:

Retention by Parent of 34% ownership interest in certain
operating subsidiaries contributed to us on February 1, 2007	$ 252,292
Parent interest in income of subsidiaries – February 1, 2007 through June 30, 2007	10,652
Parent capital contributions to subsidiaries, net – February 1, 2007 through June 30, 2007	7,858
Parent interest in subsidiaries, June 30, 2007	$ 270,802

The Parent made net capital contributions of $7.9 million to us during the five months ended June 30, 2007. This amount consisted of $21.7 million of contributions primarily related to normal capital project expenditures less $13.8 million of cash distributions.

The following table presents our calculation of Parent interest in income of subsidiaries for the three months and five months ended June 30, 2007:

		For The Three		For The Five
		Months Ended		Months Ended
		June 30, 2007		June 30, 2007
Net income amounts:
Mont Belvieu Caverns’ net income (before special allocation of operational
measurement gains and losses see Note 12)	$ 6,998		$ 11,552
Less operational measurement gain allocated to Parent	2,818	$ 2,818	4,146	$ 4,146
Remaining Mont Belvieu Caverns’ net income to allocate to partners	4,180		7,406
Multiplied by Parent 34% interest in remaining net income	x 34%		x 34%
Mont Belvieu Caverns’ net income allocated to Parent	1,421	1,421	2,518	2,518

Acadian Gas net income multiplied by Parent 34% interest		30		246
Lou-Tex Propylene net income multiplied by Parent 34% interest		756		1,262
Sabine Propylene net income multiplied by Parent 34% interest		95		149
South Texas NGL net income multiplied by Parent 34% interest		1,483		2,331
Parent interest in income of subsidiaries		$ 6,603		$ 10,652

Note 10. Partners’ Equity and Distributions

We are a Delaware limited partnership that was formed in September 2006. We are owned 98% by our limited partners and 2% by our general partner, DEP GP, which is a wholly owned subsidiary of EPO.

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

As discussed in Note 1, we completed our initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) on February 5, 2007 at a price of $21.00 per unit, which generated net proceeds to the Partnership of $291.0 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, we distributed $260.6 million of these net proceeds to EPO, along with $198.9 million in borrowings under our revolving credit facility (see Note 8) and a final amount of 5,351,571 common units of the Partnership.

The following table presents the adjustments made to the owners’ net investment balance of Duncan Energy Partners Predecessor at December 31, 2006 to arrive at our total partners’ equity balance after completion of our initial public offering effective February 1, 2007:

Balance, December 31, 2006	$ 725,797
Net income – January 1, 2007 to January 31, 2007	5,035
Net cash contribution from owners	8,534
Non-cash contribution from owners	6
Balance, January 31, 2007	739,372
Adjustment for Predecessor liabilities not
transferred to Duncan Energy Partners (1)	2,664
Retention by Parent of 34% ownership interest
in certain operating subsidiaries (2)	(252,292)
Allocation of Predecessor equity to Parent in exchange
for 5,351,571 common units of Duncan Energy Partners	(489,744)
Balance after completion of initial public offering
and related transactions	$ --

(1)    Reflects the retention by EPO of the storage well measurement imbalance account.

(2)    Reflects the retention by EPO (the sponsor of the Partnership) of a 34% ownership interest in each of operating subsidiaries.

Unit History

The following table details changes in our outstanding common units since our initial public offering on February 5, 2007. The Partnership used $38.5 million of net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units it had originally issued to EPO, resulting in a final amount of 5,351,571 common units beneficially owned by EPO.

Activity on February 5, 2007:
Common units originally issued to EPO in connection with its contribution of assets to us	7,301,571
Common units originally issued in connection with our initial public offering	13,000,000
Redemption of common units using proceeds of overallotment	(1,950,000)
Additional common units issued to public in connection with our initial public offering (overallotment amount)	1,950,000
Common units outstanding, June 30, 2007	20,301,571

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

On May 9, 2007, we paid a prorated quarterly distribution of $0.244 per unit or a total of $5.1 million (based on our initial declared quarterly distribution of $0.40 per unit) for the 55-day period from and including February 5, 2007 (the closing date of our initial public offering) through March 31, 2007.

We have declared and on August 8, 2007, we expect to pay a quarterly distribution of $0.40 per unit or a total of $8.3 million for the three months ended June 30, 2007.

Note 11. Business Segments

We classify our midstream energy operations in four reportable business segments: NGL & Petrochemical Storage Services; Natural Gas Pipelines & Services; Petrochemical Pipeline Services; and NGL Pipeline Services. Our business segments are generally organized and managed according to the type of services rendered (or technologies employed) and products produced and/or sold.

We evaluate segment performance based on the non-GAAP financial measure of gross operating margin. Gross operating margin (either in total or by individual segment) is an important performance measure of the core profitability of our operations. This measure forms the basis of our internal financial reporting and is used by senior management in deciding how to allocate capital resources among business segments. We believe that investors benefit from having access to the same financial measures that our management uses in evaluating segment results. The GAAP financial measure most directly comparable to total segment gross operating margin is operating income. Our non-GAAP financial measure of total segment gross operating margin should not be considered as an alternative to GAAP operating income.

We define total segment gross operating margin as consolidated operating income before: (i) depreciation, amortization and accretion expense; (ii) gains and losses on the sale of assets; and (iii) general and administrative expenses. Gross operating margin is exclusive of other income and expense transactions, provision for income taxes, extraordinary charges and the cumulative effect of changes in accounting principles. Gross operating margin by segment is calculated by subtracting segment operating costs and expenses (net of the adjustments noted above) from segment revenues, with both segment totals before the elimination of any intersegment and intrasegment transactions. In accordance with GAAP, intercompany accounts and transactions are eliminated in consolidation.

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

All of our consolidated revenues were earned in the United States. Our underground storage wells in Mont Belvieu, Texas receive, store and deliver NGLs and petrochemical products for refinery and other customers along the U.S. Gulf Coast. Acadian Gas gathers, transports, stores and markets natural gas to customers in Louisiana. Our petrochemical pipelines provide propylene transportation services to shippers in southeast Texas and southwestern Louisiana. Our DEP South Texas NGL Pipeline System commenced transportation of NGLs from south Texas to Mont Belvieu, Texas in January 2007 for EPO.

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

The following table shows our measurement of total segment gross operating margin for the three months ended June 30, 2007 and 2006:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Revenues (1)	$ 236,896	$ 221,349
Less: Operating costs and expenses (1)	(222,711)	(208,402)
Add: Equity in income of unconsolidated affiliate (1)	114	200
Depreciation, amortization and accretion
in operating costs and expenses (2)	7,203	5,308
Gain on sale of assets (2)	--	(6)
Total segment gross operating margin	$ 21,502	$ 18,449

(1)    These amounts are taken from our Unaudited Condensed Statements of Consolidated Operations and Comprehensive Income.

(2)    These non-cash amounts are taken from the operating activities section of our Unaudited Condensed Statements of Consolidated Cash Flows.

The following table shows our measurement of total segment gross operating margin for the periods indicated:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Five	One Month	For the Six
	Months Ended	Ended	Months Ended
	June 30, 2007	January 31, 2007	June 30, 2006
Revenues (1)	$ 370,770	$ 66,674	$ 503,791
Less: Operating costs and expenses (1)	(347,142)	(61,187)	(478,586)
Add: Equity in income of unconsolidated affiliate (1)	160	25	354
Depreciation, amortization and accretion
in operating costs and expenses (2)	11,718	2,209	10,149
Gain on sale of assets (2)	(2)	--	(13)
Total segment gross operating margin	$ 35,504	$ 7,721	$ 35,695

(1)    These amounts are taken from our Unaudited Condensed Statements of Consolidated Operations and Comprehensive Income.

(2)    These non-cash amounts are taken from the operating activities section of our Unaudited Condensed Statements of Consolidated Cash Flows.

A reconciliation of our measurement of total gross operating margin to operating income and further to income before the cumulative effect of a change in accounting principle for the three month period ended June 30, 2007 and 2006 follows:

	Duncan Energy Partners	Duncan Energy Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Total segment gross operating margin	$ 21,502	$ 18,449
Adjustments to reconcile total non-GAAP segment gross
operating margin to operating income:
Depreciation, amortization and accretion in operating
costs and expenses	(7,203)	(5,308)
Gain on sale of assets in operating costs and expenses	--	6
General and administrative costs	(1,026)	(959)
Operating income	13,273	12,188
Other income (expense), net	(2,181)	--
Provision for income taxes	59	(21)
Parent interest in income of subsidiaries	(6,603)	--
Income before the cumulative effect of a change in
accounting principle	$ 4,548	$ 12,167

A reconciliation of our measurement of total gross operating margin to operating income and further to income before the cumulative effect of a change in accounting principle for the periods indicated follows:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Five	One Month	For the Six
	Months Ended	Ended	Months Ended
	June 30, 2007	January 31, 2007	June 30, 2006
Total segment gross operating margin	$ 35,504	$ 7,721	$ 35,695
Adjustments to reconcile total non-GAAP segment gross
operating margin to operating income:
Depreciation, amortization and accretion in operating
costs and expenses	(11,718)	(2,209)	(10,149)
Gain on sale of assets in operating costs and expenses	2	--	13
General and administrative costs	(1,383)	(477)	(1,735)
Operating income	22,405	5,035	23,824
Other income (expense), net	(3,168)	--	4
Provision for income taxes	(114)	--	(21)
Parent interest in income of subsidiaries	(10,652)	--	--
Income before the cumulative effect of a change in
accounting principle	$ 8,471	$ 5,035	$ 23,807

Information by segment, together with reconciliations to our consolidated totals, is presented in the following table:

	Reportable Segments
	NGL and	Natural Gas
	Petrochemical	Pipelines	Petrochemical	NGL	Adjustments
	Storage	&	Pipeline	Pipeline	and	Consolidated
	Services	Services	Services	Services	Eliminations	Totals
Revenues from third parties:
Three months ended June 30, 2007	$ 10,214	$ 139,252	$ 4,100	$ --	$ --	$ 153,566
Three months ended June 30, 2006	10,361	107,281	--	--	--	117,642
Five months ended June 30, 2007	16,886	221,399	6,775	--	--	245,060
One month ended January 31, 2007	3,630	39,027	--	--	--	42,657
Six months ended June 30, 2006	19,118	277,382	--	--	--	296,500
Revenues from related parties:
Three months ended June 30, 2007	7,325	70,348	--	5,657	--	83,330
Three months ended June 30, 2006	4,257	89,599	9,851	--	--	103,707
Five months ended June 30, 2007	12,092	104,496	--	9,122	--	125,710
One month ended January 31, 2007	1,534	17,742	2,990	1,751	--	24,017
Six months ended June 30, 2006	8,723	180,252	18,316	--	--	207,291
Total revenues:
Three months ended June 30, 2007	17,539	209,600	4,100	5,657	--	236,896
Three months ended June 30, 2006	14,618	196,880	9,851	--	--	221,349
Five months ended June 30, 2007	28,978	325,895	6,775	9,122	--	370,770
One month ended January 31, 2007	5,164	56,769	2,990	1,751	--	66,674
Six months ended June 30, 2006	27,841	457,634	18,316	--	--	503,791
Equity in income in unconsolidated affiliate:
Three months ended June 30, 2007	--	114	--	--	--	114
Three months ended June 30, 2006	--	200	--	--	--	200
Five months ended June 30, 2007	--	160	--	--	--	160
One month ended January 31, 2007	--	25	--	--	--	25
Six months ended June 30, 2006	--	354	--	--	--	354
Gross operating margin by individual
business segment and in total:
Three months ended June 30, 2007	10,741	2,179	3,288	5,294	--	21,502
Three months ended June 30, 2006	5,745	3,955	8,749	--	--	18,449
Five months ended June 30, 2007	17,421	4,056	5,504	8,523	--	35,504
One month ended January 31, 2007	1,770	1,605	2,700	1,646	--	7,721
Six months ended June 30, 2006	8,870	10,882	15,943	--	--	35,695
Segment assets:
At June 30, 2007	315,523	206,753	90,838	131,288	47,869	792,271
At December 31, 2006	246,068	209,550	92,044	98,148	61,839	707,649
Investments in and advances
to unconsolidated affiliate (see Note 6):
At June 30, 2007	--	3,641	--	--	--	3,641
At December 31, 2006	--	3,391	--	--	--	3,391
Intangible Assets (see Note 7):
At June 30, 2007	6,850	--	--	--	--	6,850
At December 31, 2006	6,966	--	--	--	--	6,966

See Note 1, “Background and Basis of Financial Statement Presentation,” for a summary of factors that affect the comparability of our segment totals for the five months ended June 30, 2007 with prior periods.

Note 12. Related Party Transactions

The following table summarizes our related party transactions for the three months ended June 30, 2007 and 2006:

	Duncan Energy Partners	Duncan Energy Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Revenues:
EPO	$ 18,061	$ 30,546
Evangeline	65,269	73,161
Total	$ 83,330	103,707
Operating costs and expenses:
EPCO	$ 5,032	$ 7,756
EPO	7,279	3,699
TEPPCO	72	--
Evangeline	1	--
Total	$ 12,384	$ 11,455
General and administrative costs:
EPCO	$ 546	$ 950

The following table summarizes our related party transactions for the periods indicated

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Five	One Month	For the Six
	Months Ended	Ended	Months Ended
	June 30, 2007	January 31, 2007	June 30, 2006
Revenues:
EPO	$ 28,191	$ 8,602	$ 55,910
Evangeline	97,519	15,415	151,381
Total	$ 125,710	$ 24,017	$ 207,291
Operating costs and expenses:
EPCO	$ 7,645	$ 2,487	$ 16,613
EPO	9,019	654	8,037
TEPPCO	72	--	--
Evangeline	1	8	--
Total	$ 16,737	$ 3,149	$ 24,650
General and administrative costs:
EPCO	$ 770	$ 455	$ 1,703

Relationship with EPO

Prior to our initial public offering, EPO was the shipper of record on our Sabine Propylene and Lou-Tex Propylene Pipelines through exchange agreements EPO had with third parties. Our Predecessor recorded $9.8 million and $18.3 million of related party revenues from EPO in connection with these pipelines during the three months and six months ended June 30, 2006, respectively, and $3.0 million during the one month ended January 31, 2007. In connection with our initial public offering, EPO assigned these third party exchange agreements to us. However, EPO remains jointly and severally liable with us to such third parties for our performance of these agreements. We recorded $4.1 million and $6.8 million of revenues from these exchange agreements during the three and five months ended June 30, 2007, respectively.

Our related party revenues from EPO include $5.2 million and $16.4 million for the three months ended June 30, 2007 and 2006, respectively, for the sale of natural gas. Our related party revenues also include $7.0 million, $2.3 million and $28.9 million for the five months ended June 30, 2007, one month ended January 31, 2007 and the six months ended June 30, 2006, respectively, for the sale of natural gas.

Our related party operating costs and expenses include the cost of natural gas EPO sold to us. Such amounts were $8.9 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively. For the five months ended June 30, 2007 and one month ended January 31, 2007, these costs were $10.1 million and $0.7 million, respectively. For the six months ended June 30, 2006, such costs were $8.0 million.

We provide underground NGL and petrochemical storage services to EPO. Historically, our related party revenues from such services were based on fees that were below market. Effective with the closing of our initial public offering, we increased the storage fees we charge EPO to equal the market rates we charge third parties for storage services of similar scope, volume and duration. Our Predecessor recorded $4.3 million and $8.7 million of related party revenues from EPO in connection with these storage services during the three months and six months ended June 30, 2006, and $1.5 million during the one month ended January 31, 2007. We recorded $7.3 million and $12.1 million of revenues under the new storage agreements during the three and five months ended June 30, 2007.

Storage well measurement gains and losses occur when product movements into a storage well are different than those redelivered to customers. In connection with storage agreements entered into between EPO and Mont Belvieu Caverns effective concurrently with the closing of our initial public offering, EPO has agreed to assume all storage well measurement gains and losses.

Operational measurement gains and losses are created when product is moved between storage wells and are attributable to pipeline and well connection measurement variances. Beginning February 2007, the Mont Belvieu Caverns’ limited liability company agreement allocates to EPO any items of income or loss relating to net operational measurement gains and losses, including amounts that Mont Belvieu Caverns may retain as handling losses. As such, EPO is required each period to contribute cash to Mont Belvieu Caverns for net operational measurement losses and is entitled to receive distributions from Mont Belvieu Caverns for net operational measurement gains. We continue to record operational measurement gains and losses associated with the operation of our Mont Belvieu storage facility. However, these operational measurement gains and losses should not affect our net income or have a significant impact on us with respect to the timing of our net cash flows provided by operating activities and, accordingly, we have not established a reserve for operational measurement losses on our balance sheet.

In connection with our initial public offering, South Texas NGL entered into a ten-year contract with EPO for the transportation of NGLs from south Texas to Mont Belvieu, Texas. Under this contract, EPO pays us a dedication fee of no less than $0.02 per gallon for all NGLs it produces at its Shoup and Armstrong NGL fractionation plants, whether or not any such volumes are actually shipped on our DEP South Texas NGL Pipeline System. EPO is currently the sole shipper on this pipeline system.

South Texas NGL does not take title to products transported on its pipeline system. EPO retains title and associated commodity risk for products it transports on the pipeline. Our Predecessor recorded $1.8 million of related party revenues from our DEP South Texas NGL Pipeline System in January 2007, and we recorded $5.6 million and $9.1 million during the three and five months ended June 30, 2007.

Omnibus Agreement. On February 5, 2007, EPO entered into an Omnibus Agreement with the Partnership that governs our relationship with the Partnership regarding the following matters:

•	indemnification for certain environmental liabilities, tax liabilities and right-of-way defects;

•	reimbursement of certain expenditures for South Texas NGL and Mont Belvieu Caverns;

•

a right of first refusal to EPO on the Partnership’s current and future subsidiaries and a right of first refusal on the material assets of these entities, other than sales of inventory and other assets in the ordinary course of business; and

•	a preemptive right with respect to equity securities issued by certain of the Partnership’s subsidiaries, other than as consideration in an acquisition or in connection with a loan or debt financing.

As stated above, in the Omnibus Agreement, EPO has indemnified us against certain environmental and related liabilities arising out of or associated with the operation of the contributed assets prior to February 5, 2007. These liabilities include both known and unknown environmental and related liabilities. The indemnification will terminate on February 5, 2010 and there is an aggregate cap of $15.0 million on the amount of indemnity coverage. In addition, we are not entitled to indemnification until the aggregate amount of claims exceeds $250 thousand. Liabilities resulting from a change of law after February 5, 2007 are excluded from the environmental indemnity.

In the Omnibus Agreement, EPO has also indemnified us for liabilities related to:

•

certain defects in the easement rights or fee ownership interests in and to the lands on which any assets contributed to us are located and failure to obtain certain consents and permits necessary to conduct our operations that arise through February 5, 2010; and

•	certain income tax liabilities attributable to the operation of the contributed assets prior to February 5, 2007.

EPO has agreed to fund all construction costs in excess of amounts we expected to spend on our planned expansions of the DEP South Texas NGL Pipeline System (i.e. Phase II) and brine production capacity and above-ground reservoir projects of Mont Belvieu Caverns at the time of our initial public offering. We retained $30.6 million of the net proceeds from our initial public offering to fund our 66% share of post-February 5, 2007 estimated construction costs and liabilities.

The Omnibus Agreement may not be amended without the prior approval of the Audit, Conflicts and Governance Committee if the proposed amendment will, in the reasonable discretion of our general partner, adversely affect holders of our common units.

Relationship with EPCO

We have no employees. All of our operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”). EPCO also provides general and administrative support services to us in accordance with the ASA. Enterprise Products Partners, EPO and the other affiliates of EPCO, including the Partnership, are parties to the ASA. We are required to reimburse EPCO for its services in an amount equal to the sum of all costs and expenses incurred by EPCO which are directly or indirectly related to our business or activities (including EPCO expenses reasonably allocated to us). In addition, we have agreed to pay all sales, use, excise, value added or similar taxes, if any, which may be applicable with respect to services provided by EPCO.

EPCO allows us to participate as named insureds in its overall insurance program with a portion of the premiums and related costs being allocated to us. We and our Predecessor reimbursed EPCO $0.4 million and $0.5 million for insurance costs for the three months ended June 30, 2007 and 2006, respectively. We and our Predecessor reimbursed EPCO $0.7 million and $0.8 million for insurance costs for the six months ended June 30, 2007 and 2006, respectively.

Our operating costs and expenses also include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including the compensation of employees. We reimburse EPCO for actual direct and indirect expenses it incurs related to the operation of our assets. We and our Predecessor reimbursed EPCO $5.0 million and $7.8 million for the three months ended June 30, 2007 and 2006, respectively, for operating costs and expenses. We and our Predecessor reimbursed EPCO $7.6 million, $2.5 million and $16.6 million for the five months ended June 30, 2007, the month of January 2007, and the six months ended June 30, 2006, respectively, for operating costs and expenses.

Likewise, our general and administrative costs include amounts we reimburse to EPCO for administrative services, including compensation of employees. In general, our reimbursement to EPCO for administrative services is either (i) on an actual basis for direct expenses it may incur on our behalf (e.g., the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to the ASA, which in turn is based on the estimated use of such services by each party (e.g., the allocation of general, legal or accounting salaries based on estimates of time spent on each entity’s business and affairs). We and our Predecessor reimbursed EPCO $0.5 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively, for general and administrative costs. We and our Predecessor reimbursed EPCO $0.7 million, $0.5 million and $1.7 million for the five months ended June 30, 2007, the month of January 2007, and the six months ended June 30, 2006, respectively, for general and administrative costs.

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

Relationship with Evangeline

We sell natural gas to Evangeline, which, in turn, uses such natural gas to satisfy its sales commitments to Entergy. Our sales of natural gas to Evangeline totaled $65.3 million and $73.2 million for the three months ended June 30, 2007 and 2006, respectively. Our sales of natural gas to Evangeline totaled $97.5 million, $15.4 million and $151.4 million for the five months ended June 30, 2007, the month of January 2007, and the six months ended June 30, 2006, respectively.

Additionally, we have a service agreement with Evangeline whereby we provide Evangeline with construction, operations, maintenance and administrative support related to its pipeline system. Evangeline paid us $0.1 million and $0.2 million for such services for the three months ended June 30, 2007 and 2006, respectively. Evangeline paid us $0.2 million, $37 thousand and $0.3 million for such services for the five months ended June 30, 2007, the month of January 2007, and the six months ended June 30, 2006, respectively.

Relationship with TEPPCO

We lease an 11-mile pipeline extending from Pasadena, Texas to Baytown, Texas that is part of the DEP South Texas NGL Pipeline System. The primary term of this lease will expire on September 15, 2007, and will continue on a month-to-month basis subject to termination by either party upon 60 days notice. This pipeline will be leased by us until we complete the construction of a parallel pipeline in December 2007. Lease expense associated with this agreement was $72 thousand for the five months ended June 30, 2007.

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

The amount of net income or loss allocated to limited partner interests is net of our general partner’s share of such earnings. The following table presents the allocation of net income to DEP GP for the periods indicated:

	For the Three	For the Five
	Months Ended	Months Ended
	June 30, 2007	June 30, 2007
Net income	$ 4,548	$ 8,471
Multiplied by DEP GP ownership interest	2.0%	2.0%
Net income allocation to DEP GP	$ 91	$ 169

The following table presents our calculation of basic and diluted earnings per unit for the period indicated:

	For the Three	For the Five
	Months Ended	Months Ended
	June 30, 2007	June 30, 2007
Net income	$ 4,548	$ 8,471
Less net income allocation to DEP GP	91	169
Net income available to limited partners	$ 4,457	$ 8,302

Basic and Diluted Earnings per Unit:
Numerator:
Net income available to limited partners	$ 4,457	$ 8,302
Denominator:
Common units	20,302	20,302

Earnings per unit	$ 0.22	$ 0.41

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

Redelivery Commitments

We transport natural gas and store natural gas, NGL and petrochemical products for third parties under various contracts. Under the terms of these agreements, we are generally required to redeliver volumes to the owner on demand. We are insured for any physical loss of such volumes resulting from catastrophic events. At June 30, 2007 and December 31, 2006, NGL and petrochemical products aggregating 15.7 million barrels and 8.5 million barrels, respectively, were due to be redelivered to their owners along with 632 billion British thermal units (“BBtus”) and 748 BBtus, respectively, of natural gas.

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

Lease expense included in operating costs and expenses was $0.5 million and $0.4 million for the three months ended June 30, 2007, and 2006, respectively. Lease expense included in operating costs and expenses was $0.8 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively. There have been no material changes in our operating lease commitments since December 31, 2006.

Purchase Obligations

Acadian Gas has a product purchase commitment for the purchase of natural gas in Louisiana from the co-venture party in Evangeline. This purchase agreement expires in January 2013. Our purchase price under this contract approximates the market price of natural gas at the time we take delivery of the volumes.

We also have short-term payment obligations relating to capital projects we have initiated. These commitments represent unconditional payment obligations to pay vendors for services to be rendered or products to be delivered in connection with our capital spending programs. At June 30, 2007, we had approximately $25.2 million in outstanding purchase commitments. These commitments primarily relate to announced expansions of our DEP South Texas NGL Pipeline System (Phase II) and Mont Belvieu Caverns’ storage facility. Both expansions are expected to be completed in 2007.

Note 15. Supplemental Cash Flow Information

The net effect of changes in operating assets and liabilities is as follows for the three months ended June 30, 2007 and 2006:

	Duncan Energy Partners	Duncan Energy Partners Predecessor
	For The Three	For the Three
	Months Ended	Months Ended
	June 30, 2007	June, 2006
Decrease (increase) in:
Accounts receivable	$ (13,066)	$ 21,365
Inventories	(1,305)	(643)
Prepaid and other current assets	218	514
Other assets	89	(10)
Increase (decrease) in:
Accounts payable	(6,858)	303
Accrued gas payable	19,844	(18,958)
Accrued expenses	(2,775)	2,710
Accrued interest	11	--
Other current liabilities	1,467	1,132
Other long-term liabilities	158	(17)
Net effect of changes in operating accounts	$ (2,217)	$ 6,396

The net effect of changes in operating assets and liabilities is as follows for the periods indicated:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For The Five	One Month	For the Six
	Months Ended	Ended	Months Ended
	June 30, 2007	January 31, 2007	June 30, 2006
Decrease (increase) in:
Accounts receivable	$ (27,570)	$ 8,088	$ 47,513
Inventories	805	4,169	(3,782)
Prepaid and other current assets	(57)	13	368
Other assets	103	--	(10)
Increase (decrease) in:
Accounts payable	37,568	65	(269)
Accrued gas payable	27,826	(13,080)	(45,545)
Accrued expenses	(8,630)	(7,148)	(1,872)
Accrued interest	118	--	--
Other current liabilities	3,721	(2,841)	(3,072)
Other long-term liabilities	158	(20)	(12)
Net effect of changes in operating accounts	$ 34,042	$ (10,754)	$ (6,681)

On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures based on activities initiated by the party. The majority of such arrangements are associated with projects related to pipeline construction and well tie-ins. We received $0.1 million and $0.4 million as contributions in aid of our construction costs during the three months ended June 30, 2007 and 2006, respectively. We received $0.3 million, $0.3 million and $0.4 million as contributions in aid of our construction costs during the five months ended June 30, 2007, the month of January 2007 and the six months ended June 30, 2006, respectively.

Accounts payable related to our capital spending projects totaled $10.7 million, $16.2 million, and $12.5 million at June 30, 2007, January 31, 2007, and December 31, 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three and six months ended June 30, 2007 and 2006.

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and our accompanying notes included under Item 1 of this quarterly report on Form 10-Q and with the information contained within our annual report on Form 10-K for the year ended December 31, 2006. Our discussion and analysis includes the following:

•	Overview of Business.

•	Results of Operations – Discusses material period-to-period variances in our Unaudited Condensed Statements of Consolidated Operations.

•	Liquidity and Capital Resources – Addresses available sources of liquidity and analyzes cash flows.

•	Critical Accounting Policies – Presents accounting policies that are among the most significant to the portrayal of our financial condition and results of operations.

•	Other Items – Includes information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and similar disclosures.

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

References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., which owns 100% of Enterprise Products Operating LLC.

References to “EPO” mean Enterprise Products Operating LLC (as successor in interest by merger to Enterprise Products Operating L.P.), which is our Parent, and its consolidated subsidiaries. EPO has a controlling interest in the Partnership’s general partner and is a significant owner of the Partnership’s common units.

References to “Enterprise Products GP” mean Enterprise Products GP, LLC, the general partner of Enterprise Products Partners.

References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., which owns Enterprise Products GP.

References to “EPE Holdings” mean EPE Holdings, LLC, which is the general partner of Enterprise GP Holdings.

References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded affiliate, the units of which are listed on the NYSE under the ticker symbol “TPP.” References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and is wholly owned by Enterprise GP Holdings.

References to “EPCO” mean EPCO, Inc., which is a related party affiliate to all of the foregoing named entities.

All of the aforementioned entities are affiliates and under common control of Dan L. Duncan, the Chairman and controlling shareholder of EPCO.

Overview of Business

Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DEP.” We were formed by Enterprise Products Partners in September 2006 to acquire, own and operate a diversified portfolio of midstream energy assets. On February 5, 2007, we completed our initial public offering of 14,950,000 common units. See “Recent Developments” for additional information regarding our initial public offering and related transactions.

We are owned 98% by our limited partners and 2% by our general partner, DEP GP, which is a wholly owned subsidiary of EPO. DEP GP is responsible for managing all of our operations and activities. EPCO provides all employees and certain administrative services for us.

Basis of Presentation

The historical combined financial information and operating data included in this discussion pertaining to periods prior to our initial public offering reflect the assets, liabilities and operations contributed to us by EPO at the closing of our initial public offering on February 5, 2007. We refer to these historical assets, liabilities and operations as the assets, liabilities and operations of Duncan Energy Partners Predecessor. We have elected February 1, 2007 as the effective closing date for financial accounting and reporting purposes with respect to Duncan Energy Partners Predecessor.

Our discussion of amounts attributable to Duncan Energy Partners Predecessor reflects EPO’s historical ownership of these assets, liabilities and operations. The principal business entities included in the historical combined financial statements of Duncan Energy Partners Predecessor are (on a 100% basis): (i) Mont Belvieu Caverns, LLC (“Mont Belvieu Caverns”), a Delaware limited liability company; (ii) Acadian Gas, LLC (“Acadian Gas”), a Delaware limited liability company; (iii) Enterprise Lou-Tex Propylene Pipeline L.P. (“Lou-Tex Propylene”), a Delaware limited partnership, including its general partner; (iv) Sabine Propylene Pipeline L.P. (“Sabine Propylene”), a Delaware limited partnership, including its general partner; and (v) South Texas NGL Pipelines, LLC (“South Texas NGL”), a Delaware limited liability company. EPO contributed a 66% equity interest in each of these five entities to us on February 5, 2007. EPO retained the remaining 34% equity interests in each of these subsidiaries.

In addition to the aforementioned contribution of equity interests, there were changes to the historical operations and certain agreements of Duncan Energy Partners Predecessor as discussed under “Results of Operations – Factors Affecting Comparability of Results” within this Item 2. See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the basis of presentation of our financial information.

Recent Developments

On February 5, 2007, the Partnership completed its initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds to the Partnership of $291.0 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, the Partnership distributed $260.6 million of these net proceeds to EPO, along with $198.9 million in borrowings under its revolving credit facility (see below) and a final amount of 5,351,571 common units of the Partnership. The Partnership used $38.5 million of net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units it had originally issued to EPO, resulting in the final amount of 5,351,571 common units beneficially owned by EPO. EPO used the cash it received from the Partnership to temporarily reduce amounts outstanding under its revolving credit facility.

In connection with its initial public offering, the Partnership entered into a $300 million revolving credit facility. On February 5, 2007, the Partnership borrowed $200 million under this facility to fund the $198.9 million cash distribution to EPO and the remainder to pay debt issuance costs. This credit facility matures in February 2011 and will be used by the Partnership in the future to fund working capital and other capital requirements and for general partnership purposes. The Partnership can increase the revolving credit facility, without consent of the lenders, by an amount not to exceed $150 million by adding to the facility one or more new lenders and/or increasing the commitments of existing lenders. The Partnership’s borrowings under this credit facility are unsecured general obligations that are non-recourse to DEP GP.

The following is a brief description of the businesses of which 66% of the ownership interests were contributed to us by EPO effective February 1, 2007:

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

•

South Texas NGL owns a 220-mile pipeline extending from Corpus Christi, Texas to Pasadena, Texas that was purchased by EPO from a third party in August 2006 for $97.7 million. Beginning in January 2007, this pipeline (together with other pipelines constructed, leased or acquired since August 2006) commenced transportation of NGLs from two of EPO’s processing facilities located in South Texas to Mont Belvieu, Texas. Collectively, these pipelines are referred to as the DEP South Texas NGL Pipeline System.

EPO has owned controlling interests in and operated the underlying assets of Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene and Sabine Propylene for several years. On February 5, 2007, DEP Operating Partnership (the primary operating subsidiary of the Partnership) directly or indirectly assumed such operating responsibilities. We believe our relationship with EPO and Enterprise Products Partners will enhance our ability to maintain stable cash flows and optimize our economies of scale, strategic location and pipeline connections.

EPO may contribute or sell other equity interests in its subsidiaries or other of its or its subsidiaries’ assets to the Partnership and use the proceeds it receives to fund its capital spending program. EPO has no obligation or commitment to make such contributions or sales to the Partnership.

On May 9, 2007, we paid a prorated quarterly distribution of $0.244 per unit or a total of $5.1 million (based on our initial declared quarterly distribution of $0.40 per unit) for the 55-day period from and including February 5, 2007 (the closing date of our initial public offering) through March 31, 2007. On August 8, 2007, we expect to pay a quarterly distribution of $0.40 per unit or a total of $8.3 million for the three months ended June 30, 2007.

Capital Spending

Our capital expenditures consist of sustaining capital expenditures and those related to growth projects. Sustaining capital expenditures are capital expenditures resulting from improvements to and major renewals of assets. Such expenditures serve to maintain (or sustain) existing operations but do not generate additional revenues. Growth capital spending relates to projects that (i) result in additional revenue streams from existing assets or (ii) expand our asset base through construction of new facilities that will generate additional revenue streams.

Our total capital expenditures were $34.4 million and $19.2 million for the three months ended June 2007 and 2006, respectively, and $82.9 million, $5.3 million and $33.6 million during the five months ended June 30, 2007, one month ended January 31, 2007 and six months ended June 30, 2006, respectively.

DEP South Texas NGL Pipeline System. We completed Phase I of our 286-mile DEP South Texas NGL Pipeline System growth capital project in January 2007 and placed the asset into service. The total estimated cost of the Phase I work was approximately $135.4 million, which included $97.7 million paid by EPO to acquire 220 miles of this system in August 2006.

During Phase II, we are constructing 22 miles of pipeline to replace certain sections of this pipeline, including an 11-mile section that we lease from TEPPCO. The Phase II upgrade will provide a significant increase in pipeline capacity and is expected to be operational during the fourth quarter of 2007. We expect the total cost of the Phase II upgrades to approximate $28.6 million, of which our 66% share would be $18.9 million. We expect to lease the pipeline segment from TEPPCO until December 2007.

Our Predecessor and South Texas NGL spent $17.8 million and $16.1 million on the Phase I and Phase II projects, respectively, through June 30, 2007.

Mont Belvieu Caverns’ Brine-Related Projects. During 2005 and 2006, we began construction of additional brine production capacity and above-ground storage reservoirs in Mont Belvieu. These growth capital projects were placed into operation during the second quarter of 2007. We spent $16.7 million in 2007.

Commitments. We also have short-term payment obligations relating to capital projects we have initiated. These commitments represent unconditional payment obligations to pay vendors for services to be rendered or products to be delivered in connection with our capital spending programs. At June 30, 2007, we had approximately $25.2 million in outstanding purchase commitments. These commitments primarily relate to announced expansions of our DEP South Texas NGL Pipeline System (Phase II) and Mont Belvieu Caverns’ brine-related projects.

Reimbursement for Certain Expenditures. EPO has agreed to make additional contributions to us as reimbursement for our 66% share of any excess construction costs above (i) the $28.6 million of estimated capital expenditures to complete planned Phase II expansions of the DEP South Texas NGL Pipeline System and (ii) $14.1 million of estimated construction costs for additional planned brine production capacity and above-ground storage reservoir projects at Mont Belvieu, Texas. We retained $30.6 million of the net proceeds from our initial public offering to fund our 66% share of post-February 5, 2007 estimated construction costs and liabilities. This retained amount consists of (i) $18.9 million for the Phase II expansion of the DEP South Texas NGL Pipeline System, (ii) $7.8 million for the brine-related expansion projects and (iii) $3.9 million for remaining liabilities associated with the initial construction phase of the DEP South Texas Pipeline System.

Sustaining Capital Expenditures. Our sustaining capital expenditures for the five months ended June 30, 2007 were $6.1 million, which primarily consist of $2.6 million of improvements to our Mont Belvieu storage facilities and $2.5 million of pipeline integrity costs related to our Acadian Gas pipeline system.

Results of Operations

We classify our midstream energy operations in four reportable business segments: NGL & Petrochemical Storage Services; Natural Gas Pipelines & Services; Petrochemical Pipeline Services; and NGL Pipeline Services. Our business segments are generally organized and managed according to the type of services rendered (or technologies employed) and products produced and/or sold.

We evaluate segment performance based on the non-GAAP financial measure of gross operating margin. Gross operating margin (either in total or by individual segment) is an important performance measure of the core profitability of our operations. This measure forms the basis of our internal financial reporting and is used by senior management in deciding how to allocate capital resources among business segments. We believe that investors benefit from having access to the same financial measures that our management uses in evaluating segment results. The GAAP financial measure most directly comparable to total segment gross operating margin is operating income. Our non-GAAP financial measure of total segment gross operating margin should not be considered as an alternative to GAAP operating income.

We define total segment gross operating margin as consolidated operating income before: (i) depreciation, amortization and accretion expense; (ii) gains and losses on the sale of assets; and (iii) general and administrative expenses. Gross operating margin is exclusive of other income and expense transactions, provision for income taxes, extraordinary charges and the cumulative effect of changes in accounting principles. Gross operating margin by segment is calculated by subtracting segment operating costs and expenses (net of the adjustments noted above) from segment revenues, with both segment totals before the elimination of any intersegment and intrasegment transactions. In accordance with GAAP, intercompany accounts and transactions are eliminated in consolidation.

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

Partial Ownership of Operating Assets.  As a result of contributions completed in connection with our initial public offering, we own 66% of the equity interests in the subsidiaries that hold our operating assets, and affiliates of EPO continue to own the remaining 34%. Accordingly, our discussion of results prior to February 2007 reflects 100% of the results of operations of these assets. We recognize EPO’s current 34% ownership of our operating subsidiaries as “Parent interest in subsidiaries” in our consolidated financial statements.

No Historical Results for Our NGL Pipeline Services Segment.  Our discussion of historical results prior to January 2007 does not reflect any operations related to our DEP South Texas NGL Pipeline System, which did not commence operations until January 2007.

Increase in Outstanding Indebtedness.  Prior to our initial public offering, we did not have any consolidated indebtedness and, therefore, we did not have interest expense. We borrowed $200.0 million under a revolving credit facility at the time of our initial public offering, of which $198.9 million was paid to EPO in connection with its contribution of certain equity interests to us.

Increased Storage Fees.  As a result of contracts executed in connection with our initial public offering, we increased certain storage fees charged to EPO for use of our facilities owned by Mont Belvieu Caverns. Historically, such intercompany charges were below market and eliminated in the consolidated revenues and costs and expenses of Enterprise Products Partners. Such rates are now market-based. See “Relationship with EPCO” under Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding revenues recorded by the Predecessor versus those we record for the three and five months ended June 30, 2007.

Special Allocation of Storage Well and Operational Measurement Gains and Losses.  Storage well measurement gains and losses occur when product movements into a storage well are different than those redelivered to customers. In connection with storage agreements entered into between EPO and Mont

Belvieu Caverns effective concurrently with the closing of our initial public offering, EPO has agreed to assume all storage well measurement gains and losses.

Operational measurement gains and losses are created when product is moved between storage wells and are attributable to pipeline and well connection measurement variances. Beginning February 2007, the Mont Belvieu Caverns’ limited liability company agreement allocates to EPO any items of income or loss relating to net operational measurement gains and losses, including amounts that Mont Belvieu Caverns may retain as handling losses. As such, EPO is required each period to contribute cash to Mont Belvieu Caverns for net operational measurement losses and is entitled to receive distributions from Mont Belvieu Caverns for net operational measurement gains. We continue to record operational measurement gains and losses associated with the operation of our Mont Belvieu storage facility. However, these operational measurement gains and losses should not affect our net income or have a significant impact on us with respect to the timing of our net cash flows provided by operating activities and, accordingly, we have not established a reserve for operational measurement losses on our balance sheet.

Decrease in Propylene Transportation Rates.  Beginning February 2007, the transportation fees we received from customers utilizing our Lou-Tex Propylene and Sabine Propylene Pipelines were lower than those we realized in prior periods. Historically, EPO was the shipper of record on these pipelines, and we charged it the maximum tariff rate for using these assets. EPO then contracted with third parties to ship volumes on these pipelines under product exchange agreements. In general, the revenues recognized by EPO in connection with these exchange agreements were lower than the maximum tariff rate it paid us. In connection with our initial public offering, EPO assigned its third party product exchange agreements to us. Accordingly, the transportation fees we receive for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPO prior to February 2007. See “Relationship with EPCO” under Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding revenues recorded by the Predecessor versus those we record for the three and five months ended June 30, 2007.

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

Selected Volumetric Data

The following table presents selected average pipeline throughput volumes for the three months ended June 30, 2007 and 2006:

		Duncan Energy
	Duncan Energy Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Natural Gas Pipelines & Services, net:
Natural gas throughput volumes (BBtus/d)
Natural gas transportation volumes	434	415
Natural gas sales volumes	312	396
Total natural gas throughput volumes	746	811
Petrochemical Pipeline Services, net:
Propylene throughput volumes (MBPD)
Lou-Tex Propylene Pipeline	25	28
Sabine Propylene Pipeline	12	9
Total propylene throughput volumes	37	37
NGL Pipeline Services, net:
NGL throughput volumes (MBPD)
DEP South Texas NGL Pipeline System	74	--

The following table presents selected average pipeline throughput volumes for the periods indicated:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Five	One Month	For the Six
	Months Ended	Ended	Months Ended
	June 30, 2007	January 31, 2007	June 30, 2006
Natural Gas Pipelines & Services, net:
Natural gas throughput volumes (BBtus/d)
Natural gas transportation volumes	406	420	446
Natural gas sales volumes	290	281	343
Total natural gas throughput volumes	696	701	789
Petrochemical Pipeline Services, net:
Propylene throughput volumes (MBPD)
Lou-Tex Propylene Pipeline	24	24	26
Sabine Propylene Pipeline	12	13	10
Total propylene throughput volumes	36	37	36
NGL Pipeline Services, net:
NGL throughput volumes (MBPD)
DEP South Texas NGL Pipeline System	72	67	--

The following table summarizes the key components of our results of operations for the three months ended June 30, 2007 and 2006 (dollars in thousands):

		Duncan Energy
	Duncan Energy Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Revenues	$ 236,896	$ 221,349
Operating costs and expenses	222,711	208,402
General and administrative costs	1,026	959
Operating income	13,273	12,188
Parent interest in income of subsidiaries	(6,603)	--
Net income	4,548	12,167

The following table summarizes the key components of our results of operations for the periods indicated (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Five	One Month	For the Six
	Months Ended	Ended	Months Ended
	June 30, 2007	January 31, 2007	June 30, 2006
Revenues	$ 370,770	$ 66,674	$ 503,791
Operating costs and expenses	347,142	61,187	478,586
General and administrative costs	1,383	477	1,735
Operating income	22,405	5,035	23,824
Parent interest in income of subsidiaries	(10,652)	--	--
Net income	8,471	5,035	23,816

In connection with our initial public offering, EPO contributed to us 66% of the equity interests in Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL. EPO retained the remaining 34% equity interest in each of these entities. We account for EPO’s share of our subsidiaries’ net assets and income as “Parent interest in subsidiaries” and “Parent interest in income of subsidiaries,” respectively, in a manner similar to minority interest.

Our gross operating margin by business segment and in total is as follows for the three months ended June 30, 2007 and 2006 (dollars in thousands):

		Duncan Energy
	Duncan Energy Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Gross operating margin by segment:
NGL & Petrochemical Storage Services	$ 10,741	$ 5,745
Natural Gas Pipelines & Services	2,179	3,955
Petrochemical Pipeline Services	3,288	8,749
NGL Pipeline Services	5,294	--
Total segment gross operating margin	$ 21,502	$ 18,449

Our gross operating margin by business segment and in total is as follows for the periods indicated (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Five	One Month	For the Six
	Months Ended	Ended	Months Ended
	June 30, 2007	January 31, 2007	June 30, 2006
Gross operating margin by segment:
NGL & Petrochemical Storage Services	$ 17,421	$ 1,770	$ 8,870
Natural Gas Pipelines & Services	4,056	1,605	10,882
Petrochemical Pipeline Services	5,504	2,700	15,943
NGL Pipeline Services	8,523	1,646	--
Total segment gross operating margin	$ 35,504	$ 7,721	$ 35,695

For a reconciliation of non-GAAP gross operating margin to GAAP operating income and further to GAAP income before the cumulative effect of a change in accounting principle, see “Other Items – Non-GAAP reconciliations” included within this Item 2.

The following table summarizes the contribution to revenues from each business segment during the three months ended June 30, 2007 and 2006 (dollars in thousands):

		Duncan Energy
	Duncan Energy Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
NGL & Petrochemical Storage Services	$ 17,539	$ 14,618
Natural Gas Pipelines & Services	209,600	196,880
Petrochemical Pipeline Services	4,100	9,851
NGL Pipeline Services	5,657	--
Total revenues	$ 236,896	$ 221,349

The following table summarizes the contribution to revenues from each business segment during the periods indicated (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Five	One Month	For the Six
	Months Ended	Ended	Months Ended
	June 30, 2007	January 31, 2007	June 30, 2006
NGL & Petrochemical Storage Services	$ 28,978	$ 5,164	$ 27,841
Natural Gas Pipelines & Services	325,895	56,769	457,634
Petrochemical Pipeline Services	6,775	2,990	18,316
NGL Pipeline Services	9,122	1,751	--
Total revenues	$ 370,770	$ 66,674	$ 503,791

Comparison of Three Months Ended June 30, 2007 with Three Months Ended June 30, 2006

As mentioned above in “Factors Affecting Comparability of Results,” there are several factors that affect the comparability of our results for the second quarter of 2007 and the second quarter of 2006. Amounts referenced below for the second quarter of 2007 reflect the consolidated results of the Partnership. Amounts referenced below for the second quarter of 2006 reflect the combined results of Duncan Energy Partners Predecessor.

Revenues were $236.9 million for the second quarter of 2007 compared to $221.3 million for the second quarter of 2006. The $15.6 million increase in revenues quarter-to-quarter is primarily due to higher revenues associated with our natural gas marketing activities. Revenues from the sale of natural gas increased $12.7 million quarter-to-quarter primarily due to higher natural gas sales prices. Revenues from our NGL and petrochemical storage business increased $2.9 million quarter-to-quarter primarily due to higher storage fee revenues and volumes. Revenues from propylene transportation decreased $5.8 million quarter-to-quarter due to lower transportation fees. In addition, the second quarter of 2007 includes $5.7 million of revenues from the DEP South Texas NGL Pipeline System, which was placed in service during January 2007.

Operating costs and expenses were $222.7 million for the second quarter of 2007 compared to $208.4 million for the second quarter of 2006. The $14.3 million quarter-to-quarter increase in operating costs and expenses is primarily due to an increase in the cost of sales associated with our natural gas marketing activities. The cost of sales of our natural gas marketing activities increased $13.4 million quarter-to-quarter primarily due to higher natural gas prices. Equity earnings from Evangeline were $0.1 million for the second quarter of 2007 compared to $0.2 million for the second quarter of 2006.

Changes in our revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices. In general, higher natural gas prices result in an increase in our revenues attributable to the sale of natural gas by Acadian Gas; however, these same commodity prices also increase the associated cost of sales as purchase prices rise. The market price of natural gas (as measured at Henry Hub) averaged $7.55 per MMBtu for the second quarter of 2007 versus $6.80 per MMBtu for the second quarter of 2006.

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

Operating income for the second quarter of 2007 was $13.3 million compared to $12.2 million for the second quarter of 2006. Collectively, the changes in revenues, costs and expenses and equity earnings described above contributed to the $1.1 million increase in operating income quarter-to-quarter. Interest expense increased $2.4 million quarter-to-quarter attributable to debt we borrowed at the time of our initial public offering. In addition, the second quarter of 2007 includes $6.6 million of expense for “Parent interest in income of subsidiaries,” which represents EPO’s current 34% ownership interest in each of our operating subsidiaries.

As a result of the items noted in the previous paragraphs, our net income decreased $7.7 million quarter-to-quarter to $4.5 million for the second quarter of 2007 compared to $12.2 million for the second quarter of 2006.

The following information highlights significant quarter-to-quarter variances in gross operating margin by business segment.

NGL & Petrochemical Storage Services. Gross operating margin from this business segment was $10.7 million for the second quarter of 2007 compared to $5.7 million for the second quarter of 2006. Revenues from this business segment increased $2.9 million quarter-to-quarter primarily due to higher storage fees. Operating costs and expenses decreased $2.1 million quarter-to-quarter attributable to reduced measurement losses, which were partially offset by higher maintenance and integrity management costs during the second quarter of 2007 relative to the second quarter of 2006.

Storage revenues for the second quarter of 2007 were $2.7 million higher than the second quarter of 2006 primarily as a result of contracts executed in connection with our initial public offering, which increased certain storage fees charged to EPO. Historically, such intercompany charges were below market and eliminated in the consolidated revenues and costs and expenses of Enterprise Products Partners. The changes in these contracts resulted in a $2.3 million increase in storage revenues for the second quarter of 2007 compared to the second quarter of 2006. In addition, our storage revenues increased $0.4 million quarter-to-quarter primarily due to higher storage volumes, which increased reservation and excess storage and throughput revenues. Brine production revenues increased $0.2 million quarter-to-quarter.

Natural Gas Pipelines & Services. Gross operating margin from this business segment was $2.2 million for the second quarter of 2007 compared to $4.0 million for the second quarter of 2006. Natural gas throughput volumes decreased to 746 BBtu/d during the second quarter of 2007 from 811 BBtu/d during the second quarter of 2006. The quarter-to-quarter decrease in segment gross operating margin is primarily due to (i) lower natural gas sales margins attributable in part to measurement losses, (ii) lower natural gas sales volumes and (iii) higher maintenance costs in the second quarter of 2007 relative to the second quarter of 2006. Also, equity earnings from our investment in Evangeline decreased $0.1 million quarter-to-quarter.

Petrochemical Pipeline Services. Gross operating margin from this business segment was $3.3 million for the second quarter of 2007 compared to $8.7 million for the second quarter of 2006. Petrochemical transportation volumes were 37 MBPD for the second quarter of 2007 and 2006. Transportation revenues decreased $5.8 million quarter-to-quarter attributable to lower transportation rates. Historically, EPO was the shipper of record on our petrochemical pipelines, and we charged EPO the maximum tariff rate for using these assets. EPO then contracted with third parties to ship volumes on these pipelines under product exchange agreements. In general, the revenues recognized by EPO in connection with these exchange agreements were lower than the maximum tariff rate it paid us. In connection with our initial public offering, EPO assigned its third party product exchange agreements to us. Accordingly, the transportation fees we currently receive for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPO prior to February 2007.

Operating costs and expenses decreased $0.4 million quarter-to-quarter primarily due to a reduction in property taxes associated with the Lou-Tex Propylene Pipeline. During 2006, we successfully negotiated a lower property tax rate with the Louisiana state taxing authority.

NGL Pipeline Services. Gross operating margin from this business segment was $5.3 million for the second quarter of 2007. NGL transportation volumes were 74 MBPD during the second quarter of 2007. Results from this business segment are attributable to the DEP South Texas NGL Pipeline System, which was placed in service during January 2007.

Comparison of Six Months Ended June 30, 2007 with Six Months Ended June 30, 2006

As mentioned above in “Factors Affecting Comparability of Results,” there are several factors that affect the comparability of our results for the first six months of 2007 and the first six months of 2006. Amounts referenced below for the 2007 period reflect the combined results of Duncan Energy Partners Predecessor for January 2007 and the consolidated results of the Partnership for the five months ended June 30, 2007. Likewise, amounts referenced below for the first six months of 2006 reflect the combined results of Duncan Energy Partners Predecessor.

Revenues were $437.4 million for the first six months of 2007 compared to $503.8 million for the first six months of 2006. The $66.4 million decrease in revenues period-to-period is primarily due to lower revenues associated with our natural gas marketing activities. Revenues from the sale of natural gas decreased $74.8 million period-to-period due to lower natural gas sales volumes and prices. Revenues from our NGL and petrochemical storage business increased $6.3 million period-to-period primarily due to higher storage fee revenues. Revenues from propylene transportation decreased $8.6 million period-to-period due to lower transportation rates. In addition, the first six months of 2007 include $10.9 million of revenues from the DEP South Texas NGL Pipeline System.

Operating costs and expenses were $408.3 million for the first six months of 2007 compared to $478.6 million for the first six months of 2006. The $70.3 million period-to-period decrease in combined costs and expenses is primarily due to a decrease in the cost of sales associated with our natural gas marketing activities. The cost of sales of our natural gas marketing activities decreased $73.2 million period-to-period as a result of a decrease in volumes and lower natural gas prices. General and administrative costs increased $0.1 million period-to-period. Equity earnings from Evangeline were $0.2 million for the first six months of 2007 compared to $0.4 million for the first six months of 2006.

Changes in our revenues and costs and expenses period-to-period are explained in part by changes in energy commodity prices. In general, lower natural gas prices result in a decrease in our combined revenues attributable to the sale of natural gas by Acadian Gas; however, these same commodity prices also decrease the associated cost of sales as purchase prices decline. The market price of natural gas (as measured at Henry Hub) averaged $7.16 per MMBtu for the first six months of 2007 versus $7.91 per MMBtu for the first six months of 2006.

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

Operating income for the first six months of 2007 was $27.4 million compared to $23.8 million for the first six months of 2006. Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to the $3.6 million increase in operating income period-to-period. Interest expense increased $3.5 million period-to-period attributable to debt we borrowed at the time of our initial public offering. In addition, the first six months of 2007 include $10.7 million of expense for “Parent interest in income of subsidiaries,” which represents EPO’s current 34% ownership interest in each of our operating subsidiaries.

As a result of the items noted in the previous paragraphs, our net income decreased $10.3 million period-to-period to $13.5 million for the first six months of 2007 compared to $23.8 million for the first six months of 2006. Net income for the first six months of 2006 includes the recognition of non-cash amounts related to a cumulative effect of change in accounting principle. For additional information regarding the cumulative effect of change in accounting principle we recorded in 2006, see “Other Items” below.

The following information highlights significant period-to-period variances in gross operating margin by business segment.

NGL & Petrochemical Storage Services. Gross operating margin from this business segment was $19.2 million for the first six months of 2007 compared to $8.9 million for the first six months of 2006. Revenues increased $6.3 million period-to-period primarily due to higher storage fees. Operating costs and expenses decreased $4.0 million period-to-period attributable to reduced measurement losses, which were partially offset by higher maintenance and integrity management costs during the first six months of 2007 relative to the first six months of 2006. In addition, operating costs and expenses for the first six months of 2006 includes $0.4 million of storage fees we paid to a third party to accommodate overflow storage volumes.

Storage revenues for the first six months of 2007 were $5.8 million higher than the first six months of 2006 primarily as a result of contracts executed in connection with our initial public offering, which increased certain storage fees charged to EPO. Historically, such intercompany charges were below market and eliminated in the consolidated revenues and costs and expenses of Enterprise Products Partners. The changes in these contracts resulted in a $4.1 million increase in storage revenues for the first six months of 2007 compared to the first six months of 2006. In addition, our storage revenues increased $1.6 million period-to-period primarily due to higher storage volumes, which increased reservation and excess storage and throughput revenues. Brine production revenues increased $0.5 million period-to-period.

Natural Gas Pipelines & Services. Gross operating margin from this business segment was $5.7 million for the first six months of 2007 compared to $10.9 million for the first six months of 2006, a $5.2 million decrease period-to-period. Natural gas throughput volumes decreased to 697 BBtu/d during the first six months of 2007 from 789 BBtu/d during the first six months of 2006. Segment gross operating margin decreased $2.6 million period-to-period attributable to our collection of a contingent asset during the first six months of 2006 that related to a prior business acquisition. The remainder of the period-to-period decrease in segment gross operating margin is primarily due to (i) lower natural gas sales margins attributable in part to measurement losses, (ii) lower natural gas sales volumes and (iii) higher maintenance costs in the second quarter of 2007 relative to the first six months of 2006. Also, equity earnings from our investment in Evangeline decreased $0.2 million period-to-period.

Petrochemical Pipeline Services. Gross operating margin from this business segment was $8.2 million for the first six months of 2007 compared to $15.9 million for the first six months of 2006. Petrochemical transportation volumes remained steady at 36 MBPD during the first six months of 2007 and 2006. Transportation revenues decreased $8.6 million period-to-period as a result of EPO assigning its third party product exchange agreements to us in connection with our initial public offering. Accordingly, the transportation fees we currently receive for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPO prior to February 2007. Operating costs and expenses decreased $0.9 million period-to-period primarily due to a reduction in property taxes associated with the Lou-Tex Propylene Pipeline. During 2006, we successfully negotiated a lower property tax rate with the Louisiana state taxing authority.

NGL Pipeline Services. Gross operating margin from this business segment was $10.2 million for the first six months of 2007. NGL transportation volumes were 71 MBPD during the first six months of 2007. Results from this business segment are attributable to the DEP South Texas NGL Pipeline System, which was placed in-service during January 2007.

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

Initial Public Offering

On February 5, 2007, we completed our initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds of $291.0 million after deducting applicable underwriting discounts, commissions, structuring fees and other offering expenses. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, we distributed $260.6 million of these net proceeds to EPO, along with $198.9 million in borrowings under our revolving credit facility (see below) and a final amount of 5,351,571 of our common units. We used $38.5 million of net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units we had originally issued to EPO, resulting in the final amount of 5,351,571 common units beneficially owned by EPO.

Revolving Credit Facility

On February 5, 2007, we entered into a $300.0 million revolving credit facility having a $30.0 million sublimit for Swingline loans. We may also issue up to $300.0 million of letters of credit under this facility. Letters of credit outstanding under this facility reduce the amount available for borrowings. At the closing of our initial public offering, we made an initial draw of $200.0 million under this facility to fund the $198.9 million cash distribution to EPO and the remainder to pay debt issuance costs. At June 30, 2007, the balance outstanding under this facility was $190.0 million.

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

Cash Flows from Operating, Investing and Financing Activities

The following tables summarize our cash flows from operating, investing and financing activities for the periods indicated (dollars in thousands). For information regarding the individual components of our cash flow amounts, please see the Unaudited Condensed Statements of Consolidated Cash Flows included under Item 1 of this quarterly report.

	Duncan Energy Partners	Duncan Energy Partners Predecessor
	For The Three	For the Three
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Net cash flow provided by (used in) operating activities	$ 16,199	$ 23,686
Net cash used in investing activities	(34,313)	(18,830)
Net cash provided by (used in) financing activities	20,013	(4,856)

	Duncan Energy Partners	Duncan Energy Partners Predecessor	Duncan Energy Partners Predecessor
	For the Five	For the One	For the Six
	Months Ended	Month Ended	Months Ended
	June 30, 2007	January 31, 2007	June 30, 2006
Net cash flow provided by (used in) operating activities	$ 64,895	$ (3,535)	$ 26,876
Net cash used in investing activities	(82,688)	(4,999)	(33,227)
Net cash provided by financing activities	23,786	8,534	6,351

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

Comparison of Three Months Ended June 30, 2007 with Three Months Ended June 30, 2006

The following information highlights significant factors affecting our cash flow amounts:

Operating activities.   Net cash provided by (or used in) operating activities is primarily influenced by earnings and the timing of cash receipts from sales and cash payments for purchases and other expenses between periods. Net cash provided by operating activities for the three months ended June 30, 2007 was $16.2 million. This amount is attributable to strong earnings (as indicated by $21.5 million of gross operating margin for the period), partially offset by the net effect of changes in operating accounts. Gross operating margin is discussed under “Results of Operations” within this Item 2.

Duncan Energy Partners Predecessor generated $23.7 million of operating cash flows during the three months ended June 30, 2006.

Investing activities.  On a combined quarterly basis, net cash used in investing activities was $34.3 million for the three months ended June 30, 2007 compared to $18.8 million for the three months ended June 30, 2006. The $15.5 million increase in cash payments is primarily due to higher capital expenditures quarter-to-quarter.

We retained $30.6 million of the net proceeds from our initial public offering to fund our 66% share of post-February 1, 2007 estimated construction costs and liabilities. For additional information regarding our capital spending program, see “Overview of Business – Capital Spending” within this Item 2.

Financing activities.  Net cash provided by financing activities for the three months ended June 30, 2007 was $20.0 million. This amount is primarily attributable to net borrowings of $21.0 million from our credit facility and net cash contributions from our Parent of $4.9 million, offset by cash distributions to partners of $5.1 million.

As a result of contributions EPO made to us at the time of our initial public offering, it owns a 34% interest in certain of our operating subsidiaries and is responsible for funding its share of the cash calls of these subsidiaries. It also receives 34% of the cash distributions paid by these subsidiaries. For the three months ended June 30, 2007, EPO contributed a net $4.9 million to these entities primarily due to capital expenditure commitments of these subsidiaries.

Prior to our initial public offering, we operated within the EPO cash management program. For purposes of presentation in the Unaudited Condensed Statements of Consolidated Cash Flows, cash flows provided by financing activities prior to February 1, 2007 represent deemed contributions from our prior owners equal to net cash used in investing activities less net cash provided by operating activities. Net cash distribution to owners was $4.9 million for the three months ended June 30, 2006. As a result of this procedure, our financial statements prior to February 1, 2007 do not reflect cash balances.

Comparison of Six Months Ended June 30, 2007 with Six Months Ended June 30, 2006

The following information highlights significant factors affecting our cash flow amounts:

Operating activities.   Net cash provided by (or used in) operating activities is primarily influenced by earnings and the timing of cash receipts from sales and cash payments for purchases and other expenses between periods. Net cash provided by operating activities for the five months ended June 30, 2007 was $64.9 million. This amount is attributable to strong earnings (as indicated by $35.5 million of gross operating margin for the period) and the net effect of changes in operating accounts.

Duncan Energy Partners Predecessor had a $3.5 million operating cash flow deficit in January 2007 and generated $26.9 million of such cash flows during the six months ended June 30, 2006.

Investing activities.  On a combined quarterly basis, net cash used in investing activities was $82.7 million for the five months ended June 30, 2007 and $5.0 million for the month of January 2007 compared to $33.2 million for the six months ended June 30, 2006. The $54.5 million increase in cash payments is primarily due to higher capital expenditures year-to-year.

We retained $30.6 million of the net proceeds from our initial public offering to fund our 66% share of post-February 1, 2007 estimated construction costs and liabilities. For additional information regarding our capital spending program, see “Overview of Business – Capital Spending” within this Item 2.

Financing activities.  Net cash provided by financing activities for the five months ended June 30, 2007 was $23.8 million. On February 5, 2007, we completed our initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds of $291.0 million after deducting applicable underwriting discounts, commissions, structuring fees and other offering expenses. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, we distributed $260.6 million of these net proceeds to EPO, along with $198.9 million in borrowings under our revolving credit facility and a final amount of 5,351,571 of our common units. EPO used the $459.5 million in cash it received from us to temporarily reduce amounts outstanding under its revolving credit facility.

As a result of contributions EPO made to us at the time of our initial public offering, it owns a 34% interest in certain of our operating subsidiaries and is responsible for funding its share of the cash calls of these subsidiaries. It also receives 34% of the cash distributions paid by these subsidiaries. For the five months ended June 30, 2007, EPO contributed a net $7.9 million to these entities primarily due to capital expenditure commitments of these subsidiaries. For the five months ended June 30, 2007, we distributed $5.1 million to our partners.

Prior to our initial public offering, we operated within the EPO cash management program. For purposes of presentation in the Unaudited Condensed Statements of Consolidated Cash Flows, cash flows provided by financing activities prior to February 1, 2007 represent deemed contributions from our prior owners equal to net cash used in investing activities less net cash provided by operating activities. Net cash contributions from owners were $8.5 million for the month of January 2007 and $6.4 million for the six months ended June 30, 2006. As a result of this procedure, our financial statements prior to February 1, 2007 do not present cash balances.

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

In general, there have been no significant changes in our critical accounting policies since December 31, 2006. For a detailed discussion of these policies, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our annual report on Form 10-K for 2006. The following describes the current estimation risk underlying our most significant financial statement items:

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

At June 30, 2007 and December 31, 2006, the net book value of our property, plant and equipment was $792.3 million and $707.6 million, respectively. We recorded $7.2 million and $5.3 million in depreciation expense for the three months ended June 30, 2007 and 2006, respectively. We recorded $11.7 million for the five months ended June 30, 2007; $2.2 million for the month ended of January 31, 2007 and $10.1 million for the six months ended June 30, 2006. For additional information regarding our property, plant and equipment, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

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

At June 30, 2007 and December 31, 2006, the net book values of our intangible assets were $6.9 million and $7.0 million, respectively. We recorded $58 thousand in amortization expense for each of the three months ended June 30, 2007 and 2006, respectively, and $116 thousand for the six months ended June 30, 2007 and 2006, respectively. For additional information regarding our intangible assets, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

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

Summary of Related Party Transactions

The following table summarizes our related party transactions for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	Duncan Energy Partners	Duncan Energy Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Revenues:
EPO	$ 18,061	$ 30,546
Evangeline	65,269	73,161
Total	$ 83,330	$ 103,707
Operating costs and expenses:
EPCO	$ 5,032	$ 7,756
EPO	7,279	3,699
TEPPCO	72	--
Evangeline	1	--
Total	$ 12,384	$ 11,455
General and administrative costs:
EPCO	$ 546	$ 950

The following table summarizes our related party transactions for the periods indicated (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Five	One Month	For the Six
	Months Ended	Ended	Months Ended
	June 30, 2007	January 31, 2007	June 30, 2006
Revenues:
EPO	$ 28,191	$ 8,602	$ 55,910
Evangeline	97,519	15,415	151,381
Total	$ 125,710	$ 24,017	$ 207,291
Operating costs and expenses:
EPCO	$ 7,645	$ 2,487	$ 16,613
EPO	9,019	654	8,037
TEPPCO	72	--	--
Evangeline	1	8	--
Total	$ 16,737	$ 3,149	$ 24,650
General and administrative costs:
EPCO	$ 770	$ 455	$ 1,703

For additional information regarding our related party transactions, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

We have an extensive and ongoing relationship with EPCO and its affiliates, including TEPPCO. Our relationship with EPO includes various storage contracts, transportation agreements and partnership interests held by EPO in us. Our relationship with TEPPCO involves the short-term lease of a pipeline segment that is currently used by our DEP South Texas NGL Pipeline System. Our relationship with EPCO includes the provision of employees to us and other arrangements as governed by the EPCO administrative services agreement.

Non-GAAP reconciliations

A reconciliation of our measurement of total gross operating margin to operating income and further to income before the cumulative effect of a change in accounting principle for the three month period ended June 30, 2007 and 2006 follows (dollars in thousands):

	Duncan Energy Partners	Duncan Energy Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Total segment gross operating margin	$ 21,502	$ 18,449
Adjustments to reconcile total non-GAAP segment gross
operating margin to operating income:
Depreciation, amortization and accretion in operating
costs and expenses	(7,203)	(5,308)
Gain on sale of assets in operating costs and expenses	--	6
General and administrative costs	(1,026)	(959)
Operating income	13,273	12,188
Other income (expense), net	(2,181)	--
Provision for income taxes	59	(21)
Parent interest in income of subsidiaries	(6,603)	--
Income before the cumulative effect of a change in accounting principle	$ 4,548	$ 12,167

A reconciliation of our measurement of total gross operating margin to operating income and further to income before the cumulative effect of a change in accounting principle for the periods indicated follows (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Five	One Month	For the Six
	Months Ended	Ended	Months Ended
	June 30, 2007	January 31, 2007	June 30, 2006
Total segment gross operating margin	$ 35,504	$ 7,721	$ 35,695
Adjustments to reconcile total non-GAAP segment gross
operating margin to operating income:
Depreciation, amortization and accretion in operating
costs and expenses	(11,718)	(2,209)	(10,149)
Gain on sale of assets in operating costs and expenses	2	--	13
General and administrative costs	(1,383)	(477)	(1,735)
Operating income	22,405	5,035	23,824
Other income (expense), net	(3,168)	--	4
Provision for income taxes	(114)	--	(21)
Parent interest in income of subsidiaries	(10,652)	--	--
Income before the cumulative effect of a change in
accounting principle	$ 8,471	$ 5,035	$ 23,807

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

Recent Accounting Pronouncements

The accounting standard setting bodies and the SEC have recently issued the following accounting guidance that will or may affect our financial statements:

•	SFAS 157, “Fair Value Measurements,” and
•	SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”

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

The fair value of our commodity financial instrument portfolio was a liability of $307 thousand at June 30, 2007 and a negligible amount at December 31, 2006. We recorded a gain of $53 thousand and loss of $260 thousand related to our commodity financial instruments during the three months ended June 30, 2007 and 2006, respectively. We also recorded a loss of $0.4 million and loss of $0.3 million for the six months ended June 30, 2007 and 2006, respectively.

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

	Resulting	Commodity Financial Instrument Portfolio FV
Scenario	Classification	June 30, 2007	July 24, 2007
FV assuming no change in underlying commodity prices	Asset (Liability)	$ (307)	$ (349)
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	(11)	(62)
FV assuming 10% decrease in underlying commodity prices	Asset (Liability)	(604)	(636)

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

See Part I, Item 1, Financial Statements, Note 14, “Commitments and Contingencies – Litigation,” of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Item 1A. Risk Factors.

In general, there have been no significant changes in our risk factors since December 31, 2006. For a detailed discussion of our risk factors, please read, Item 1A “Risk Factors,” in our annual report on Form 10-K for 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 5, 2007, we completed our initial public offering. See “Overview of Business – Recent Developments” included under Part I, Item 2 for information regarding the net proceeds generated by this offering and the subsequent use of proceeds. We did not repurchase any of our common units during the three and five months ended June 30, 2007.

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
3.4

Amended and Restated Limited Liability Company Agreement of DEP Holdings, LLC, dated May 3, 2007. (incorportated by reference to Exhibit 3.4 to the Duncan Energy Partners L.P. Form 10-Q for the period ended March 31, 2007, filed on May 4, 2007).

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

4.2#

First Amendment to Revolving Credit Agreement, dated as of June 30, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners.

10.1#	Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007.
10.2***

EPE Unit III, L.P. Agreement of limited partnership dated May 7, 2007 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Enterprise G.P. Holdings L.P. on May 10, 2007).

10.3#	First Amendment to EPE Unit L.P. Agreement of limited partnership dated August 7, 2007.
10.4#	First Amendment to EPE Unit II, L.P. Agreement of limited partnership dated August 7, 2007.
10.5#	First Amendment to EPE Unit III, L.P. Agreement of limited partnership dated August 7, 2007.
31.1#	Sarbanes-Oxley Section 302 certification of Richard H. Bachmann for Duncan Energy Partners L.P. for the June 30, 2007 quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. for the June 30, 2007 quarterly report on Form 10-Q.
32.1#	Section 1350 certification of Richard H. Bachmann for the June 30, 2007 quarterly report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for the June 30, 2007 quarterly report on Form 10-Q.

*	With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Enterprise GP Holdings L.P. is 1-32610.
***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on August 8, 2007.

DUNCAN ENERGY PARTNERS L.P.
(A Delaware Limited Partnership)

By:	DEP Holdings, LLC,
as General Partner

By:	___/s/ Michael J. Knesek___________________
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller
and Principal Accounting Officer
of the General Partner