Form 10-Q
period 2007-09-30
Duncan Energy Partners L.P.
filed 2007-11-09
CIK 1379378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

There were 20,301,571 common units of Duncan Energy Partners L.P. outstanding at November 1, 2007. These common units trade on the New York Stock Exchange under the ticker symbol “DEP.”

DUNCAN ENERGY PARTNERS L.P.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

DUNCAN ENERGY PARTNERS L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(See Note 1 for Basis of Financial Statement Presentation)

(Dollars in thousands)

	September 30,	December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$ 3,793	$ --
Accounts receivable - trade, net of allowance for doubtful accounts
of $50 at September 30, 2007 and $402 at December 31, 2006	66,185	71,776
Accounts receivable – related parties	2,397	--
Inventories	8,453	13,538
Prepaid and other current assets	1,644	792
Total current assets	82,472	86,106
Property, plant and equipment, net	834,578	707,649
Investments in and advances to unconsolidated affiliate	3,956	3,391
Intangible assets, net of accumulated amortization of $1,335 at
September 30, 2007 and $1,161 at December 31, 2006	6,792	6,966
Other assets	305	--
Total assets	$ 928,103	$ 804,112

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable – trade	$ 12,429	$ 702
Accounts payable – related parties	36,576	--
Accrued product payables	50,332	62,571
Accrued costs and expenses	2,691	5,093
Accrued interest	131	--
Other current liabilities	9,594	9,263
Total current liabilities	111,753	77,629
Long-term debt (see Note 8)	215,000	--
Other long-term liabilities	1,433	686
Parent interest in subsidiaries (see Note 9)	277,315	--
Commitments and contingencies
Partners’ equity:
Limited partners (20,301,571 common units outstanding at September 30, 2007)	321,879	--
General partner	642	--
Accumulated other comprehensive income	81	--
Owners’ net investment – predecessor	--	725,797
Total partners’ equity	322,602	725,797
Total liabilities and partners’ equity	$ 928,103	$ 804,112

See Notes to Unaudited Condensed Consolidated Financial Statements

DUNCAN ENERGY PARTNERS L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

AND COMPREHENSIVE INCOME

(See Note 1 for Basis of Financial Statement Presentation)

(Dollars in thousands, except per unit amounts)

		Duncan Energy
	Duncan Energy Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Revenues:
Third parties	$ 116,569	$ 120,153
Related parties	104,003	116,158
Total (see Note 11)	220,572	236,311
Costs and expenses:
Operating costs and expenses:
Third parties	195,866	202,035
Related parties	12,791	17,358
Total operating costs and expenses	208,657	219,393
General and administrative costs:
Third parties	399	49
Related parties	747	685
Total general and administrative costs	1,146	734
Total costs and expenses	209,803	220,127
Equity in income of unconsolidated affiliate	(5)	270
Operating income	10,764	16,454
Other income (expense):
Interest expense	(3,180)	--
Interest income	130	--
Other, net	--	2
Other expense	(3,050)	2
Income before provision for income taxes, parent interest in the income of subsidiaries and the cumulative effect of a change in
accounting principle	7,714	16,456
Provision for income taxes	(32)	--
Income before parent interest in income of subsidiaries	7,682	16,456
Parent interest in income of subsidiaries	(3,188)	--
Net income	4,494	16,456
Change in fair value of financial instruments	328	18
Comprehensive income	$ 4,822	$ 16,474

Net income allocation: (see Note 13)
Limited partners’ interest in net income	$ 4,404
General partner interest in net income	90

Earnings per unit: (see Note 13)
Basic and diluted income per unit	$ 0.22

See Notes to Unaudited Condensed Consolidated Financial Statements

DUNCAN ENERGY PARTNERS L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

AND COMPREHENSIVE INCOME

(See Note 1 for Basis of Financial Statement Presentation)

(Dollars in thousands, except per unit amounts)

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Eight	One Month	For the Nine
	Months Ended	Ended	Months Ended
	September 30, 2007	January 31, 2007	September 30, 2006
Revenues:
Third parties	$ 361,629	$ 42,657	$ 416,653
Related parties	229,713	24,017	323,449
Total (see Note 11)	591,342	66,674	740,102
Costs and expenses:
Operating costs and expenses:
Third parties	526,271	58,038	655,971
Related parties	29,528	3,149	42,008
Total operating costs and expenses	555,799	61,187	697,979
General and administrative costs:
Third parties	1,012	22	81
Related parties	1,517	455	2,388
Total general and administrative costs	2,529	477	2,469
Total costs and expenses	558,328	61,664	700,448
Equity in income of unconsolidated affiliate	155	25	624
Operating income	33,169	5,035	40,278
Other income (expense):
Interest expense	(6,721)	--	--
Interest income	503	--	--
Other, net	--	--	6
Other expense	(6,218)	--	6
Income before provision for income taxes, parent interest in the income of subsidiaries and the cumulative effect of a change in
accounting principle	26,951	5,035	40,284
Provision for income taxes	(146)	--	(21)
Income before parent interest in income of subsidiaries and the
cumulative effect of a change in accounting principle	26,805	5,035	40,263
Parent interest in income of subsidiaries	(13,840)	--	--
Income before the cumulative effect of a change in
accounting principle	12,965	5,035	40,263
Cumulative effect of a change in accounting principle (see Note 2)	--	--	9
Net income	12,965	5,035	40,272
Change in fair value of financial instruments	81	--	--
Comprehensive income	$ 13,046	$ 5,035	$ 40,272

Net income allocation: (see Note 13)
Limited partners’ interest in net income	$ 12,706
General partner interest in net income	259

Earnings per unit: (see Note 13)
Basic and diluted income per unit	$ 0.63

See Notes to Unaudited Condensed Consolidated Financial Statements

DUNCAN ENERGY PARTNERS L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(See Note 1 for Basis of Financial Statement Presentation)

(Dollars in thousands)

		Duncan Energy
	Duncan Energy	Partners
	Partners	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Operating activities:
Net income	$ 4,494	$ 16,456
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Depreciation, amortization and accretion
in operating costs and expenses	7,249	5,319
Depreciation and amortization in general
and administrative costs	72	--
Amortization in interest expense	32	--
Equity in income of unconsolidated affiliate	5	(270)
Parent interest in income of subsidiaries	3,188	--
Gain on sale of assets	(17)	(4)
Deferred income tax expense	2	--
Changes in fair market value of financial instruments	158	118
Net effect of changes in operating accounts (see Note 15)	6,903	13,806
Net cash flows provided by operating activities	22,086	35,425
Investing activities:
Capital expenditures	(48,879)	(25,399)
Contributions in aid of construction costs	80	394
Proceeds from sale of assets	3,254	6
Advances to unconsolidated affiliate	(320)	--
Cash used in investing activities	(45,865)	(24,999)
Financing activities:
Repayments of debt	(5,000)	--
Borrowings under debt agreements	30,000	--
Debt issuance costs	(8)
Net contributions from Parent to subsidiaries	5,448	--
Adjustment to net proceeds from initial public offering	(578)	--
Net cash contributions from and distributions
to owners – predecessor (see Note 2)	--	(10,426)
Distributions paid to partners	(8,286)	--
Cash provided by (used in) financing activities	21,576	(10,426)
Net change in cash and cash equivalents	(2,203)	--
Cash and cash equivalents, beginning of period	5,996	--
Cash and cash equivalents, end of period (see Note 2)	$ 3,793	$ --

See Notes to Unaudited Condensed Consolidated Financial Statements

DUNCAN ENERGY PARTNERS L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(See Note 1 for Basis of Financial Statement Presentation)

(Dollars in thousands)

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Eight	For the One	For the Nine
	Months Ended	Month Ended	Months Ended
	September 30, 2007	January 31, 2007	September 30, 2006
Operating activities:
Net income	$ 12,965	$ 5,035	$ 40,272
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Depreciation, amortization and accretion
in operating costs and expenses	18,967	2,209	15,468
Depreciation and amortization in general
and administrative costs	132	--	--
Amortization in interest expense	85	--	--
Equity in income of unconsolidated affiliate	(155)	(25)	(624)
Cumulative effect of a change in accounting principle	--	--	(9)
Parent interest in income of subsidiaries	13,840	--	--
Gain on sale of assets	(19)	--	(17)
Deferred income tax expense	64	--	21
Changes in fair market value of financial instruments	157	--	65
Net effect of changes in operating accounts (see Note 15)	40,945	(10,754)	7,125
Net cash flows provided by (used in) operating activities	86,981	(3,535)	62,301
Investing activities:
Capital expenditures	(131,793)	(5,348)	(58,963)
Contributions in aid of construction costs	368	349	777
Proceeds from sale of assets	3,256	--	19
Advances to unconsolidated affiliate	(384)	--	(59)
Cash used in investing activities	(128,553)	(4,999)	(58,226)
Financing activities:
Repayments of debt	(61,000)	--	--
Borrowings under debt agreements	276,000	--	--
Debt issuance costs	(518)	--	--
Distributions paid to Parent at time of initial public offering	(459,551)	--	--
Net contributions from Parent to subsidiaries	13,306	--	--
Net proceeds from issuance of common units	290,466	--	--
Net cash contributions from and distributions
to owners – predecessor (see Note 2)	--	8,534	(4,075)
Distributions paid to partners	(13,341)	--	--
Cash provided by financing activities	45,362	8,534	(4,075)
Net change in cash and cash equivalents	3,790	--	--
Cash and cash equivalents, beginning of period	3	--	--
Cash and cash equivalents, end of period (see Note 2)	$ 3,793	$ --	$ --

See Notes to Unaudited Condensed Consolidated Financial Statements

DUNCAN ENERGY PARTNERS L.P.

UNAUDITED CONDENSED STATEMENT OF CONSOLIDATED PARTNERS’ EQUITY

(See Note 1 for Basis of Financial Statement Presentation and Note 10 for Unit History)

(Dollars in thousands)

	Duncan
	Energy
	Partners
	Predecessor	Duncan Energy Partners
	Owners’	Limited
	Net	Partner	General
	Investment	Interests	Partner	AOCI	Total
Balance, December 31, 2006	$ 725,797				$ 725,797
Net income – January 1, 2007 to January 31, 2007	5,035				5,035
Net cash contribution from owners	8,534				8,534
Non-cash contribution from owners	6				6
Balance, January 31, 2007	739,372				739,372
Adjustment for Predecessor liabilities not
transferred to Duncan Energy Partners	2,664				2,664
Retention by Parent of 34% ownership interest
in certain operating subsidiaries	(252,292)				(252,292)
Allocation of Predecessor equity to Parent in exchange
for 5,351,571 common units of Duncan Energy Partners and
general partner interest	(489,744)	$ 479,948	$ 9,796	$ --	--
Net proceeds from issuance of 14,950,000 common units
to public at initial public offering	--	290,466	--	--	290,466
Cash distribution to Parent at time of initial public offering	--	(450,360)	(9,191)	--	(459,551)
Balance after completion of initial public offering
and related transactions	--	320,054	605	--	320,659
Net income – February 1, 2007 to September 30, 2007	--	12,706	259	--	12,965
Amortization of equity awards	--	129	3	--	132
Excess of proceeds received in connection with sale of storage
related assets to parent over carrying values (see Note 12)	--	2,064	42	--	2,106
Distributions	--	(13,074)	(267)	--	(13,341)
Change in fair value of financial instruments -
February 1, 2007 to September 30, 2007	--	--	--	81	81
Balance, September 30, 2007	$ --	$ 321,879	$ 642	$ 81	$ 322,602

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

References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., which owns 100% of Enterprise Products Operating LLC. Enterprise Products Partners is a publicly traded partnership, the limited partner interests of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”

References to “EPO” mean Enterprise Products Operating LLC (as successor in interest by merger to Enterprise Products Operating L.P.), which is our Parent, and its consolidated subsidiaries. EPO has a controlling interest in the Partnership’s general partner and is a significant owner of the Partnership’s common units.

References to “EPGP” mean Enterprise Products GP, LLC, the general partner of Enterprise Products Partners.

References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., which owns Enterprise Products GP and TEPPCO GP and limited partner interests in Enterprise Products Partners and TEPPCO.

References to “EPE Holdings” mean EPE Holdings, LLC, which is the general partner of Enterprise GP Holdings.

References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded affiliate, the limited partner interests of which are listed on the NYSE under the ticker symbol “TPP.” References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and is wholly owned by Enterprise GP Holdings.

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

The financial information and related notes included under this Item 1 that pertain to periods prior to our initial public offering reflect the assets, liabilities and operations contributed to us by EPO at the closing of our initial public offering on February 5, 2007 (effective February 1, 2007 for financial accounting and reporting purposes). We refer to these historical assets, liabilities and operations as the assets, liabilities and operations of Duncan Energy Partners Predecessor.

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

We have presented our results of operations following the completion of our initial public offering separately from those pertaining to Duncan Energy Partners Predecessor. We acquired substantially all of the assets and operations of the Predecessor that are included in our consolidated financial statements. There are a number of agreements and other items that went into effect at the time of our initial public offering that affect the comparability of our current operating results with the historical operating results of Duncan Energy Partners Predecessor. These differences include:

▪	the fees we charge EPO for underground storage services at the facility owned by Mont Belvieu Caverns increased as a result of new agreements executed in connection with our initial public offering;

▪	all storage well measurement gains and losses relating to Mont Belvieu Caverns’ facility are now retained by EPO;

▪	Mont Belvieu Caverns now makes a special allocation of operational measurement gains and losses to EPO; and

▪	the transportation revenues recorded by Lou-Tex Propylene and Sabine Propylene decreased after our initial public offering due to the assignment of certain exchange agreements to us by EPO.

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

Overview of Business

Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.” The Partnership was formed by Enterprise Products Partners in September 2006 to acquire, own and operate a diversified portfolio of midstream energy assets. We are owned 98% by our limited partners and 2% by our general partner, DEP GP, which is a wholly owned subsidiary of EPO. DEP GP is responsible for managing all of our operations and activities. EPCO provides all employees and certain administrative services for us.

On February 5, 2007, the Partnership completed its initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds to the Partnership of $290.5 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, the Partnership distributed $260.6 million of these net proceeds to EPO, along with $198.9 million in borrowings under its revolving credit facility and a final amount of 5,351,571 common units of the Partnership. The Partnership used $38.5 million of net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units it had originally issued to EPO, resulting in the final amount of 5,351,571 common units beneficially owned by EPO.

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

▪

South Texas NGL owns a 220-mile pipeline extending from Corpus Christi, Texas to Pasadena, Texas that was purchased by EPO from a third party in August 2006 for $97.7 million. Beginning in January 2007, this pipeline (together with other pipelines constructed, leased or acquired since August 2006) commenced transportation of NGLs from two of EPO’s fractionation facilities located in South Texas to Mont Belvieu, Texas. Collectively, these pipelines are referred to as the DEP South Texas NGL Pipeline System.

EPO had owned controlling interests in and operated the underlying assets of, Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene and Sabine Propylene for several years prior to its contribution of interests in such entities to us. On February 5, 2007, DEP Operating Partnership (the primary operating subsidiary of the Partnership) directly or indirectly assumed such operating responsibilities.

EPO may contribute or sell other equity interests in its subsidiaries or other of its or its subsidiaries’ assets to the Partnership and use the proceeds it receives to fund its capital spending program. EPO has no obligation or commitment to make such contributions or sales to the Partnership.

Note 2. General Accounting Policies and Related Matters

Cash and Cash Equivalents

Prior to our initial public offering in February 2007, we operated within the EPO cash management program. For purposes of presentation in the Unaudited Condensed Statements of Consolidated Cash Flows, cash flows received (or used) in financing activities represent transfers of excess cash from us to our prior owners equal to net cash flow provided by operating activities less cash used in investing activities. Such transfers of excess cash are shown as distributions to owners on our Unaudited Condensed Statement of Partners’ Equity prior to February 2007. Conversely, if cash used in investing activities was greater than net cash flow provided by operating activities, then a deemed contribution by owners was reflected. As a result, our financial statements prior to February 2007 do not present cash balances. Following our initial public offering, we ceased participation in the EPO cash management program and maintain our cash balances separately from affiliates.

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

Income Taxes

We are organized as a pass-through entity for income tax purposes. As a result, our partners are responsible for federal income taxes on their share of our taxable income. Our provision for income taxes for the three months ended September 30, 2007 was $32 thousand and there was no provision recorded for the three months ended September 30, 2006. Our provision for income taxes for the eight months ended September 30, 2007 and nine months ended September 30, 2006 is $146 thousand and $21 thousand, respectively. The provision for income taxes is applicable to state tax obligations under the Revised Texas Franchise Tax.

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

Recent Accounting Developments

SFAS 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and we are required to adopt SFAS 157 as of January 1, 2008.

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating this statement and have not yet determined the impact of such on our financial statements.

Note 3. Financial Instruments

We are exposed to financial market risks, including changes in commodity prices and interest rates. We may use financial instruments (i.e. futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions. As a matter of policy, we do not use financial instruments for speculative (or “trading”) purposes.

Interest Rate Risk Hedging Program

In September 2007, we executed three floating-to-fixed interest rate swaps having a combined notional value of $175 million. The purpose of these financial instruments, which are accounted for as cash flow hedges, is to reduce the sensitivity of our earnings to variable interest rates charged under our revolving credit facility. In September 2007, we recognized a $0.1 million benefit from these swaps in interest expense. At September 30, 2007, the aggregate fair value of these interest rate swaps was a liability of $77 thousand.

Commodity Risk Hedging Program

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

Acadian Gas enters into a small number of cash flow hedges in connection with its purchase of natural gas held for sale. In addition, Acadian Gas enters into a limited number of offsetting financial instruments that effectively fix the price of natural gas for certain of its customers.

The fair value of the Acadian Gas commodity financial instrument portfolio was an asset of $11 thousand at September 30, 2007 and a negligible amount at December 31, 2006. We recorded a loss of $0.6 million and a gain of $12 thousand related to our commodity financial instruments during the three months ended September 30, 2007 and 2006, respectively. We also recorded losses of $0.6 million, $0.4 million and $0.3 million for the eight months ended September 30, 2007, for the month of January 2007 and for the nine months ended September 30, 2006, respectively.

Note 4. Inventories

Our inventory consists of natural gas volumes valued at the lower of average cost or market. At September 30, 2007 and December 31, 2006, the value of our natural gas inventory was $8.5 million and $13.5 million, respectively.

Operating costs and expenses, as presented on our Unaudited Condensed Statements of Consolidated Operations and Comprehensive Income, included cost of sales amounts related to the sale of natural gas inventory. Our costs of sales were $185.7 million and $201.4 million for the three months ended September 30, 2007 and 2006, respectively. We recorded costs of sales of $500.4 million, $54.2 million and $643.5 million for the eight months ended September 30, 2007, for the month of January 2007 and for the nine months ended September 30, 2006, respectively.

As a result of fluctuating market conditions, we recognize lower of average cost or market (“LCM”) adjustments when the historical cost of our inventory exceeds its net realizable value. These non-cash adjustments are recorded as a component of cost of sales. For the eight months ended September 30, 2007 and for the month of January 2007, we recognized LCM adjustments of approximately $0.3 million and $37 thousand, respectively. No LCM adjustments were required during the three months ended September 30, 2007 and 2006, respectively, and for the nine months ended September 30, 2006.

Note 5. Property, Plant and Equipment

Our property, plant and equipment values and accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful	September 30,	December 31,
	Life in Years	2007	2006
Natural gas and petrochemical pipelines
and related equipment (1)	3-35 (4)	$ 406,497	$ 350,360
Underground storage wells and related assets (2)	5-35 (5)	350,841	324,685
NGL pipelines and related equipment	5-35 (6)	132,307	98,148
Transportation equipment (3)	3-10	1,321	1,240
Land		20,029	15,809
Construction in progress		88,614	61,839
Total		999,609	852,081
Less accumulated depreciation		165,031	144,432
Property, plant and equipment, net		$ 834,578	$ 707,649

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

Depreciation expense for the three months ended September 30, 2007 and 2006 was $7.4 million, and $5.3 million, respectively. For the eight months ended September 30, 2007, one month ended January 31, 2007 and nine months ended September 30, 2006, we recorded depreciation expense of $19.2 million, $2.2 million, and $15.5 million, respectively. We capitalized $0.4 million and $0.3 million of interest in connection with capital projects during the three months ended September 30, 2007 and 2006, respectively, and $2.1 million and $1.0 million during the eight months ended September 30, 2007 and nine months ended September 30, 2006, respectively.

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

Evangeline owns a 27-mile natural gas pipeline system extending from Taft, Louisiana to Westwego, Louisiana that connects three electric generation stations owned by Entergy Louisiana (“Entergy”). Evangeline’s most significant contract is a natural gas sales agreement with Entergy. Acadian Gas does not have a controlling interest in the Evangeline entities, but does exercise significant influence on Evangeline’s operating policies. Acadian Gas accounts for its financial investment in Evangeline using the equity method.

At September 30, 2007 and December 31, 2006, the carrying value of our investment in Evangeline was $4.0 million and $3.4 million, respectively. Our Unaudited Condensed Statements of Consolidated Operations and Comprehensive Income reflect equity losses from Evangeline of $5 thousand and equity earnings of $0.2 million for the three months ended September 30, 2007 and 2006, respectively. Our Unaudited Condensed Statements of Consolidated Operations and Comprehensive Income reflects equity earnings from Evangeline of $155 thousand and $25 thousand for the eight months ended September 30, 2007 and for the month of January 2007, respectively. For the nine months ended September 30, 2006, we had equity earnings of $0.6 million from Evangeline. Our investment in Evangeline is classified within our Natural Gas Pipelines & Services business segment.

Summarized Financial Information of Unconsolidated Affiliate

The following table presents unaudited summarized income statement data of Evangeline for the periods indicated (on a 100% basis):

	For the Three Months		For the Nine months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues	$ 78,683	$ 81,724	$ 209,790	$ 237,847
Operating income	1,436	2,120	4,706	6,031
Net income (loss)	(8)	544	366	1,262

Note 7. Intangible Assets

Our intangible assets represent the value attributable to renewable storage contracts with various customers. We acquired these assets in connection with the purchase of storage caverns from a third party in January 2002. The gross value of these intangible assets was $8.1 million at inception. Due to the renewable nature of the underlying contracts, we amortize our intangible assets on a straight-line basis over the estimated remaining economic life of the storage assets to which they relate. We classify these intangible assets within our NGL & Petrochemical Storage Services business segment (see Note 11).

At September 30, 2007 and December 31, 2006, the carrying value of these intangible assets was $6.8 million and $7.0 million, respectively. We recorded $58 thousand of amortization expense associated with these intangible assets during each of the three month periods ended September 30, 2007 and 2006. For the nine month periods ended September 30, 2007 and 2006, we recorded $174 thousand of amortization expense associated with these intangible assets. For the remainder of 2007, we estimate that the amortization expense associated with these intangible assets will be $58 thousand.

Note 8. Debt Obligations

On February 5, 2007, we entered into a $300.0 million revolving credit facility having a $30.0 million sublimit for Swingline loans. We may also issue up to $300.0 million of letters of credit under this facility. Letters of credit outstanding under this facility reduce the amount available for borrowings. At the closing of our initial public offering, we made an initial draw of $200.0 million under this facility to fund the $198.9 million cash distribution to EPO and the remainder to pay debt issuance costs. At September 30, 2007, the principal balance outstanding under this facility was $215.0 million and letters of credit outstanding were $1.1 million.

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

For the three months ended September 30, 2007, our weighted-average variable interest rate paid on borrowings outstanding under this facility was 6.25%. At September 30, 2007, our year-to-date weighted-average variable interest rate paid was 6.21%.

As defined in our revolving credit facility, we are required to maintain a leverage ratio for the prior four fiscal quarters of not more than 4.75 to 1.00 at the last day of each fiscal quarter commencing September 30, 2007; provided that, upon the closing of a permitted acquisition, such ratio shall not exceed (a) 5.25 to 1.00 at the last day of the fiscal quarter in which such specified acquisition occurred and at the last day of each of the two fiscal quarters following the fiscal quarter in which such specified acquisition occurred, and (b) 4.75 to 1.00 at the last day of each fiscal quarter thereafter. In addition, prior to obtaining an investment-grade rating by Standard & Poor’s Ratings Services, Moody’s Investors Service or Fitch Ratings, our interest coverage ratio, for the prior four fiscal quarters shall not be less than 2.75 to 1.00 at the last day of each fiscal quarter commencing September 30, 2007.

Our revolving credit facility contains other customary covenants, including those restricting or limiting our ability, and the ability of certain of our subsidiaries, to:

▪	make distributions;

▪	incur additional indebtedness;

▪	grant liens or make certain negative pledges;

▪	engage in certain asset conveyances, sales, leases, transfers, distributions or otherwise dispose of certain assets, businesses or operations;

▪	make certain investments;

▪	enter into a merger, consolidation, or dissolution;

▪	engage in certain transactions with affiliates;

▪	directly or indirectly make or permit any payment or distribution in respect of our partnership interests; or

▪	permit or incur any limitation on the ability of any of our subsidiaries to pay dividends or make distributions to, repay indebtedness to, or make subordinated loans or advances to us.

If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following is an event of default under the credit agreement:

▪	non-payment of any principal, interest or fees when due under the credit agreement, subject to grace periods;

▪	non-performance of covenants, subject to grace periods;

▪	failure of any representation or warranty to be true and correct in any material respect when made;

▪	failure to pay any other material debt exceeding $10.0 million in the aggregate;

▪	a change of control; and

▪	other customary defaults.

At September 30, 2007, we were in compliance with the covenants of this credit facility.

Evangeline joint venture debt obligation

	At September 30,	At December 31,
	2007	2006
	(in thousands)

9.9% fixed interest rate senior secured notes due December 2010 (“Series B” notes)
Current portion of debt – due December 31, 2007	$ 5,000	$ 5,000
Long-term portion of debt	13,150	13,150
$7.5 million subordinated note payable to an affiliate of other co-venture
participant (“LL&E Note”)	7,500	7,500
Total joint venture debt principal obligation	$ 25,650	$ 25,650

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

Evangeline incurred the $7.5 million LL&E Note obligations in connection with its acquisition of the Entergy natural gas sales contract in 1991 and the formation of the venture. The LL&E Note is subject to a subordination agreement which prevents the repayment of principal and accrued interest on the note until such time as the Series B note holders are either fully cash secured through debt service accounts or have been completely repaid. Variable rate interest accrues on the subordinated note at a LIBOR rate plus 0.5%. The weighted-average variable interest rate paid on this debt was 5.88% during the three months and nine months ended September 30, 2007. At September 30, 2007 and December 31, 2006, the amount of accrued but unpaid interest on the LL&E Note was approximately $8.6 million and $7.9 million, respectively.

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

The following table presents the change in Parent interest in subsidiaries as shown on our Unaudited Condensed Consolidated Balance Sheet at September 30, 2007:

Retention by Parent of 34% ownership interest in certain
operating subsidiaries contributed to us on February 1, 2007	$ 252,292
Parent interest in income of our subsidiaries – February 1, 2007 through September 30, 2007	13,840
Cash capital contributions to our subsidiaries, net – February 1, 2007 through September 30, 2007	13,306
Non-cash distribution to parent – February 1, 2007 through September 30, 2007	(3,208)
Parent interest in proceeds on sale of storage assets	1,085
Parent interest in subsidiaries, September 30, 2007	$ 277,315

The Parent made net capital contributions of $13.3 million to us during the eight months ended September 30, 2007. This amount consisted of $34.0 million of contributions primarily related to normal capital project expenditures less $20.7 million of cash distributions.

The following table presents our calculation of Parent interest in income of subsidiaries for the three months and eight months ended September 30, 2007:

		For The Three		For The Eight
		Months Ended		Months Ended
		September 30, 2007		September 30, 2007
Net income amounts:
Mont Belvieu Caverns’ net income (before special allocation of operational
measurement gains and losses see Note 12)	$ 3,824		$ 15,376
Add (Deduct) operational measurement loss (gain) allocated to Parent	936	$ (936)	(3,209)	$ 3,209
Remaining Mont Belvieu Caverns’ net income to allocate to partners	4,760		12,167
Multiplied by Parent 34% interest in remaining net income	x 34%		x 34%
Mont Belvieu Caverns’ net income allocated to Parent	1,618	1,618	4,137	4,137

Acadian Gas net income multiplied by Parent 34% interest		364		610
Lou-Tex Propylene net income multiplied by Parent 34% interest		660		1,922
Sabine Propylene net income multiplied by Parent 34% interest		89		238
South Texas NGL net income multiplied by Parent 34% interest		1,393		3,724
Parent interest in income of subsidiaries		$ 3,188		$ 13,840

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

As discussed in Note 1, we completed our initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) on February 5, 2007 at a price of $21.00 per unit, which generated net proceeds to the Partnership of $290.5 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, we distributed $260.6 million of these net proceeds to EPO, along with $198.9 million in borrowings under our revolving credit facility (see Note 8) and a final amount of 5,351,571 common units of the Partnership.

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

In September 2007, Enterprise Texas Pipeline LLC, a wholly owned subsidiary of EPO, purchased certain parcels of land and regulatory permits from Mont Belvieu Caverns for $3.2 million. Due to common control considerations, the approximate $3.2 million excess of the proceeds received from EPO over the carrying value of assets sold was recorded as a general contribution by Mont Belvieu Caverns. The parent company has reflected its share of the excess amount, or $2.1 million, as an increase in partners’ equity. The remaining $1.1 million is included in parent interest in subsidiaries on our consolidated balance sheet.

Unit History

The following table details changes in our outstanding common units since our initial public offering on February 5, 2007. The Partnership used $38.5 million of net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units it had originally issued to EPO, resulting in a final amount of 5,351,571 common units beneficially owned by EPO.

Activity on February 5, 2007:
Common units originally issued to EPO in connection with its contribution of assets to us	7,301,571
Common units originally issued in connection with our initial public offering	13,000,000
Redemption of common units using proceeds of overallotment	(1,950,000)
Additional common units issued to public in connection with our initial public offering (overallotment amount)	1,950,000
Common units outstanding, September 30, 2007	20,301,571

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

Our quarterly cash distributions for 2007 are presented in the following table:

Cash Distribution History
	Distribution	Record	Payment
	per Unit	Date	Date
1st Quarter 2007 (1)	$ 0.244	Apr. 30, 2007	May 9, 2007
2nd Quarter 2007	$ 0.400	Jul. 31, 2007	Aug. 8, 2007
3rd Quarter 2007	$ 0.410	Oct. 31, 2007	Nov. 7, 2007
(1) Distribution per unit based on a declared quarterly distribution of $0.400 pro-rated over 55 days.

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

The following table shows our measurement of total segment gross operating margin for the three months ended September 30, 2007 and 2006:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Revenues (1)	$ 220,572	$ 236,311
Less: Operating costs and expenses (1)	(208,657)	(219,393)
Add: Equity in income of unconsolidated affiliate (1)	(5)	270
Depreciation, amortization and accretion
in operating costs and expenses (2)	7,249	5,319
Gain on sale of assets (2)	(17)	(4)
Total segment gross operating margin	$ 19,142	$ 22,503

(1)    These amounts are taken from our Unaudited Condensed Statements of Consolidated Operations and Comprehensive Income.

(2)    These non-cash amounts are taken from the operating activities section of our Unaudited Condensed Statements of Consolidated Cash Flows.

The following table shows our measurement of total segment gross operating margin for the periods indicated:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Eight	One Month	For the Nine
	Months Ended	Ended	Months Ended
	September 30, 2007	January 31, 2007	September 30, 2006
Revenues (1)	$ 591,342	$ 66,674	$ 740,102
Less: Operating costs and expenses (1)	(555,799)	(61,187)	(697,979)
Add: Equity in income of unconsolidated affiliate (1)	155	25	624
Depreciation, amortization and accretion
in operating costs and expenses (2)	18,967	2,209	15,468
Gain on sale of assets (2)	(19)	--	(17)
Total segment gross operating margin	$ 54,646	$ 7,721	$ 58,198

(1)    These amounts are taken from our Unaudited Condensed Statements of Consolidated Operations and Comprehensive Income.

(2)    These non-cash amounts are taken from the operating activities section of our Unaudited Condensed Statements of Consolidated Cash Flows.

A reconciliation of our measurement of total gross operating margin to operating income and further to income before the cumulative effect of a change in accounting principle for the three month period ended September 30, 2007 and 2006 follows:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Total segment gross operating margin	$ 19,142	$ 22,503
Adjustments to reconcile total non-GAAP segment gross
operating margin to operating income:
Depreciation, amortization and accretion in operating
costs and expenses	(7,249)	(5,319)
Gain on sale of assets in operating costs and expenses	17	4
General and administrative costs	(1,146)	(734)
Operating income	10,764	16,454
Other income (expense), net	(3,050)	2
Provision for income taxes	(32)	--
Parent interest in income of subsidiaries	(3,188)	--
Income before the cumulative effect of a change in
accounting principle	$ 4,494	$ 16,456

A reconciliation of our measurement of total gross operating margin to operating income and further to income before the cumulative effect of a change in accounting principle for the periods indicated follows:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Eight	One Month	For the Nine
	Months Ended	Ended	Months Ended
	September 30, 2007	January 31, 2007	September 30, 2006
Total segment gross operating margin	$ 54,646	$ 7,721	$ 58,198
Adjustments to reconcile total non-GAAP segment gross
operating margin to operating income:
Depreciation, amortization and accretion in operating
costs and expenses	(18,967)	(2,209)	(15,468)
Gain on sale of assets in operating costs and expenses	19	--	17
General and administrative costs	(2,529)	(477)	(2,469)
Operating income	33,169	5,035	40,278
Other income (expense), net	(6,218)	--	6
Provision for income taxes	(146)	--	(21)
Parent interest in income of subsidiaries	(13,840)	--	--
Income before the cumulative effect of a change in
accounting principle	$ 12,965	$ 5,035	$ 40,263

Information by segment, together with reconciliations to our consolidated totals, is presented in the following table:

	Reportable Segments
	NGL and	Natural Gas
	Petrochemical	Pipelines	Petrochemical	NGL	Adjustments
	Storage	&	Pipeline	Pipeline	and	Consolidated
	Services	Services	Services	Services	Eliminations	Totals
Revenues from third parties:
Three months ended September 30, 2007	$ 10,819	$ 101,947	$ 3,803	$ --	$ --	$ 116,569
Three months ended September 30, 2006	9,257	110,896	--	--	--	120,153
Eight months ended September 30, 2007	27,705	323,346	10,578	--	--	361,629
One month ended January 31, 2007	3,630	39,027	--	--	--	42,657
Nine months ended September 30, 2006	28,375	388,278	--	--	--	416,653
Revenues from related parties:
Three months ended September 30, 2007	7,561	90,878	--	5,564	--	104,003
Three months ended September 30, 2006	6,089	100,188	9,881	--	--	116,158
Eight months ended September 30, 2007	19,653	195,374	--	14,686	--	229,713
One month ended January 31, 2007	1,534	17,742	2,990	1,751	--	24,017
Nine months ended September 30, 2006	14,812	280,440	28,197	--	--	323,449
Total revenues:
Three months ended September 30, 2007	18,380	192,825	3,803	5,564	--	220,572
Three months ended September 30, 2006	15,346	211,084	9,881	--	--	236,311
Eight months ended September 30, 2007	47,358	518,720	10,578	14,686	--	591,342
One month ended January 31, 2007	5,164	56,769	2,990	1,751	--	66,674
Nine months ended September 30, 2006	43,187	668,718	28,197	--	--	740,102
Equity in income in unconsolidated affiliate:
Three months ended September 30, 2007	--	(5)	--	--	--	(5)
Three months ended September 30, 2006	--	270	--	--	--	270
Eight months ended September 30, 2007	--	155	--	--	--	155
One month ended January 31, 2007	--	25	--	--	--	25
Nine months ended September 30, 2006	--	624	--	--	--	624
Gross operating margin by individual
business segment and in total:
Three months ended September 30, 2007	7,652	3,308	3,047	5,135	--	19,142
Three months ended September 30, 2006	6,209	6,177	10,117	--	--	22,503
Eight months ended September 30, 2007	25,073	7,364	8,551	13,658	--	54,646
One month ended January 31, 2007	1,770	1,605	2,700	1,646	--	7,721
Nine months ended September 30, 2006	15,080	17,058	26,060	--	--	58,198
Segment assets:
At September 30, 2007	319,588	206,732	90,162	129,481	88,615	834,578
At December 31, 2006	246,068	209,550	92,044	98,148	61,839	707,649
Investments in and advances
to unconsolidated affiliate (see Note 6):
At September 30, 2007	--	3,956	--	--	--	3,956
At December 31, 2006	--	3,391	--	--	--	3,391
Intangible Assets (see Note 7):
At September 30, 2007	6,792	--	--	--	--	6,792
At December 31, 2006	6,966	--	--	--	--	6,966

See Note 1, “Background and Basis of Financial Statement Presentation,” for a summary of factors that affect the comparability of our segment totals for the eight months ended September 30, 2007 with prior periods.

Note 12. Related Party Transactions

The following table summarizes our related party transactions for the three months ended September 30, 2007 and 2006:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Revenues:
EPO	$ 20,982	$ 34,554
Evangeline	83,021	81,604
Total	$ 104,003	$ 116,158
Operating costs and expenses:
EPCO	$ 4,436	$ 9,196
EPO	8,304	8,162
TEPPCO	27	--
Evangeline	18	--
Other	6	--
Total	$ 12,791	$ 17,358
General and administrative costs:
EPCO	$ 747	$ 685

The following table summarizes our related party transactions for the periods indicated

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Eight	One Month	For the Nine
	Months Ended	Ended	Months Ended
	September 30, 2007	January 31, 2007	September 30, 2006
Revenues:
EPO	$ 49,173	$ 8,602	$ 90,463
Evangeline	180,540	15,415	232,986
Total	$ 229,713	$ 24,017	$ 323,449
Operating costs and expenses:
EPCO	$ 12,081	$ 2,487	$ 25,809
EPO	17,323	654	16,199
TEPPCO	99	--	--
Evangeline	19	8	--
Other	6	--	--
Total	$ 29,528	$ 3,149	$ 42,008
General and administrative costs:
EPCO	$ 1,517	$ 455	$ 2,388

We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties.

Relationship with EPO

Prior to our initial public offering, EPO was the shipper of record on our Sabine Propylene and Lou-Tex Propylene Pipelines through exchange agreements EPO had with third parties. Our Predecessor recorded $9.9 million and $28.2 million of related party revenues from EPO in connection with these pipelines during the three months and nine months ended September 30, 2006, respectively, and $3.0 million during the one month ended January 31, 2007. In connection with our initial public offering, EPO assigned these third party exchange agreements to us. However, EPO remains jointly and severally liable with us to such third parties for our performance of these agreements. We recorded $3.8 million and $10.6 million of revenues from these exchange agreements during the three and eight months ended September 30, 2007, respectively.

Our related party revenues from EPO include $7.8 million and $18.6 million for the sale of natural gas for the three months ended September 30, 2007 and 2006, respectively. Our related party revenues also include $14.8 million, $2.3 million and $47.5 million for the eight months ended September 30, 2007, one month ended January 31, 2007 and the nine months ended September 30, 2006, respectively, for the sale of natural gas.

Our related party operating costs and expenses include the cost of natural gas EPO sold to us. Such amounts were $6.8 million and $8.2 million for the three months ended September 30, 2007 and 2006, respectively. For the eight months ended September 30, 2007 and one month ended January 31, 2007, these costs were $16.9 million and $0.7 million, respectively. For the nine months ended September 30, 2006, such costs were $16.2 million.

We provide underground NGL and petrochemical storage services to EPO. Historically, our related party revenues from such services were based on fees that were below market. Effective with the closing of our initial public offering, we increased the storage fees we charge EPO to equal the market rates we charge third parties for storage services of similar scope, volume and duration. Our Predecessor recorded $6.1 million and $14.8 million of related party revenues from EPO in connection with these storage services during the three months and nine months ended September 30, 2006, and $1.5 million during the one month ended January 31, 2007. We recorded $7.6 million and $19.7 million of revenues under the new storage agreements during the three and eight months ended September 30, 2007.

Storage well measurement gains and losses occur when product movements into a storage well are different than those redelivered to customers. In connection with storage agreements entered into between EPO and Mont Belvieu Caverns effective concurrently with the closing of our initial public offering, EPO agreed to assume all storage well measurement gains and losses.

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

In September 2007, Enterprise Texas Pipeline LLC, a wholly owned subsidiary of EPO, purchased certain parcels of land and regulatory permits from Mont Belvieu Caverns for $3.2 million for use in its natural gas storage business.

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

South Texas NGL does not take title to products transported on its pipeline system. EPO retains title and associated commodity risk for products it transports on the pipeline. Our Predecessor recorded $1.8 million of related party revenues from our DEP South Texas NGL Pipeline System in January 2007,

and we recorded $5.6 million and $14.7 million during the three and eight months ended September 30, 2007, respectively.

Omnibus Agreement. On February 5, 2007, EPO entered into an Omnibus Agreement with us regarding the following matters:

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

▪	certain income tax liabilities attributable to the operation of the contributed assets prior to February 5, 2007.

In the Omnibus Agreement, EPO agreed to make additional contributions to us as reimbursement for our 66% share of excess construction costs, if any, above (i) the $28.6 million of estimated capital expenditures to complete planned expansions of the DEP South Texas NGL Pipeline and (ii) $14.1 million of estimated construction costs for additional planned brine production capacity and above-ground storage reservoir projects at Mont Belvieu.

The Omnibus Agreement may not be amended without the prior approval of the Audit, Conflicts and Governance Committee if the proposed amendment will, in the reasonable discretion of our general partner, adversely affect holders of our common units.

No amounts have been paid by EPO in connection with the Omnibus Agreement through September 30, 2007.

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

EPCO allows us to participate as named insureds in its overall insurance program with a portion of the premiums and related costs being allocated to us. We and our Predecessor reimbursed EPCO $0.5 million and $0.2 million for insurance costs for the three months ended September 30, 2007 and 2006, respectively. We and our Predecessor reimbursed EPCO $1.2 million, $0.1 million and $1.0 million for insurance costs for the eight months ended September 30, 2007, the month of January 2007 and the nine months ended September 30, 2006, respectively.

Our operating costs and expenses also include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including the compensation of employees. We reimburse EPCO for actual direct and indirect expenses it incurs related to the operation of our assets. We and our Predecessor reimbursed EPCO $4.5 million and $9.2 million for the three months ended September 30, 2007 and 2006, respectively, for operating costs and expenses. We and our Predecessor reimbursed EPCO $12.1 million, $2.5 million and $25.8 million for the eight months ended September 30, 2007, the month of January 2007, and the nine months ended September 30, 2006, respectively, for operating costs and expenses.

Likewise, our general and administrative costs include amounts we reimburse to EPCO for administrative services, including compensation of employees. In general, our reimbursement to EPCO for administrative services is either (i) on an actual basis for direct expenses it may incur on our behalf (e.g., the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to the ASA, which in turn is based on the estimated cost of such services provided to each party (e.g., the allocation of general, legal or accounting salaries based on estimates of time spent on each entity’s business and affairs). We and our Predecessor reimbursed EPCO $0.8 million and $0.7 million for the three months ended September 30, 2007 and 2006, respectively, for general and administrative costs. We and our Predecessor reimbursed EPCO $1.5 million, $0.5 million and $2.4 million for the eight months ended September 30, 2007, the month of January 2007, and the nine months ended September 30, 2006, respectively, for general and administrative costs.

A small number of key employees of EPCO that devote a portion of their time to our operations and affairs also participate in long-term incentive compensation plans managed by EPCO. These plans include the issuance of restricted units of Enterprise Products Partners and limited partner interests in EPE Unit L.P. and EPE Unit III, L.P. The amount of equity-based compensation allocable to us was immaterial during all periods presented.

Relationship with Evangeline

We sell natural gas to Evangeline, which, in turn, uses such natural gas to satisfy its sales commitments to Entergy. Our sales of natural gas to Evangeline totaled $83.0 million and $81.6 million for the three months ended September 30, 2007 and 2006, respectively. Our sales of natural gas to Evangeline totaled $180.5 million, $15.4 million and $233.0 million for the eight months ended September 30, 2007, the month of January 2007, and the nine months ended September 30, 2006, respectively.

Additionally, we have a service agreement with Evangeline whereby we provide Evangeline with construction, operations, maintenance and administrative support related to its pipeline system. Evangeline paid us $0.1 million and $75 thousand for such services for the three months ended September 30, 2007 and 2006, respectively. Evangeline paid us $0.3 million, $37 thousand and $0.3 million for such services for the eight months ended September 30, 2007, the month of January 2007, and the nine months ended September 30, 2006, respectively.

Relationship with TEPPCO

We lease from TEPPCO an 11-mile pipeline extending from Pasadena, Texas to Baytown, Texas that is part of the DEP South Texas NGL Pipeline System. The primary term of this lease expired on September 15, 2007, and continues on a month-to-month basis subject to termination by either party upon

60 days notice. This pipeline will be leased by us until we complete the construction of a parallel pipeline in first quarter of 2008. Lease expense associated with this agreement was $0.1 million for the eight months ended September 30, 2007.

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

The amount of net income or loss allocated to limited partner interests is net of our general partner’s share of such earnings. The following table presents the allocation of net income to DEP GP for the periods indicated:

	For the Three	For the Eight
	Months Ended	Months Ended
	September 30, 2007	September 30, 2007
Net income	$ 4,494	$ 12,965
Multiplied by DEP GP ownership interest	2.0%	2.0%
Net income allocation to DEP GP	$ 90	$ 259

The following table presents our calculation of basic and diluted earnings per unit for the period indicated:

	For the Three	For the Eight
	Months Ended	Months Ended
	September 30, 2007	September 30, 2007
Net income	$ 4,494	$ 12,965
Less net income allocation to DEP GP	90	259
Net income available to limited partners	$ 4,404	$ 12,706

Basic and Diluted Earnings per Unit:
Numerator:
Net income available to limited partners	$ 4,404	$ 12,706
Denominator:
Common units	20,302	20,302

Earnings per unit	$ 0.22	$ 0.63

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

In 1997, Acadian Gas and numerous other energy companies were named as defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value, as well as the volumes, of natural gas produced from federal and Native American lands. The complaint alleges that the U.S. Government was deprived of royalties as a result of this conspiracy. The plaintiff in this case seeks royalties that he contends the U.S. government should have received had the heating value and volume been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). On October 20, 2006, the U.S. District Court dismissed all of Grynberg’s claims with prejudice. Grynberg has appealed the matter.

We are not aware of any other significant litigation, pending or threatened, that may have a significant adverse effect on our financial position or results of operations.

Redelivery Commitments

We transport and store natural gas, NGL and petrochemical products for third parties under various contracts. Under the terms of these agreements, we are generally required to redeliver volumes to the owner on demand. We are insured for any physical loss of such volumes resulting from catastrophic events. At September 30, 2007 and December 31, 2006, NGL and petrochemical products aggregating 16.9 million barrels and 8.5 million barrels, respectively, were due to be redelivered to their owners along with 313 billion British thermal units (“BBtus”) and 748 BBtus, respectively, of natural gas.

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

Lease expense included in operating costs and expenses was $74 thousand for the three months ended September 30, 2007 and $0.2 million for the three months ended September 30, 2006. Lease expense included in operating costs and expenses was $0.8 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively. There have been no material changes in our operating lease commitments since December 31, 2006.

Purchase Obligations

Acadian Gas has a product purchase commitment for the purchase of natural gas in Louisiana from the co-venture party in Evangeline. This purchase agreement expires in January 2013. Our purchase price under this contract approximates the market price of natural gas at the time we take delivery of the volumes.

We also have short-term payment obligations relating to capital projects we have initiated. These commitments represent unconditional payment obligations to pay vendors for services to be rendered or products to be delivered in connection with our capital spending programs. At September 30, 2007, we had approximately $27.7 million in outstanding purchase commitments. These commitments primarily relate to announced expansions of our DEP South Texas NGL Pipeline System (Phase II) and Mont Belvieu Caverns’ storage facility. Both expansions are expected to be completed in 2007.

Note 15. Supplemental Cash Flow Information

The net effect of changes in operating assets and liabilities is as follows for the three months ended September 30, 2007 and 2006:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For The Three	For the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Decrease (increase) in:
Accounts receivable	$ 22,621	$ (2,924)
Inventories	112	39
Prepaid and other current assets	(344)	(1,982)
Other assets	(103)	10
Increase (decrease) in:
Accounts payable	7,459	11,239
Accrued product payables	(26,985)	4,087
Accrued expenses	1,932	801
Accrued interest	13	--
Other current liabilities	2,144	2,524
Other long-term liabilities	54	12
Net effect of changes in operating accounts	$ 6,903	$ 13,806

The net effect of changes in operating assets and liabilities is as follows for the periods indicated:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For The Eight	For the One	For the Nine
	Months Ended	Month Ended	Months Ended
	September 30, 2007	January 31, 2007	September 30, 2006
Decrease (increase) in:
Accounts receivable	$ (4,949)	$ 8,088	$ 44,589
Inventories	917	4,169	(3,743)
Prepaid and other current assets	(401)	13	(1,614)
Other assets	--	--	--
Increase (decrease) in:
Accounts payable	45,027	65	10,970
Accrued product payables	841	(13,080)	(41,458)
Accrued expenses	(6,698)	(7,148)	(1,071)
Accrued interest	131	--	--
Other current liabilities	5,865	(2,841)	(548)
Other long-term liabilities	212	(20)	--
Net effect of changes in operating accounts	$ 40,945	$ (10,754)	$ 7,125

On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures based on activities initiated by the party. The majority of such arrangements are associated with projects related to pipeline construction and well tie-ins. We received $0.1 million and $0.4 million as contributions in aid of our construction costs during the three months ended September 30, 2007 and 2006, respectively. We received $0.4 million, $0.3 million and $0.8 million as contributions in aid of our construction costs during the eight months ended September 30, 2007, the month of January 2007 and the nine months ended September 30, 2006, respectively.

Accounts payable related to our capital spending projects totaled $11.4 million, $16.2 million, and $12.5 million at September 30, 2007, January 31, 2007, and December 31, 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and our accompanying notes included under Item 1 of this quarterly report on Form 10-Q and with the information contained within our annual report on Form 10-K for the year ended December 31, 2006. This discussion and analysis includes the following:

▪	Cautionary Note Regarding Forward-Looking Statements.

▪	Overview of Critical Accounting Policies and Estimates.

▪	Overview of Business.

▪	Recent Developments – Discusses significant developments since our initial public offering in February 2007.

▪	Basis of Financial Statement Presentation.

▪	Results of Operations – Discusses material period-to-period variances in our Unaudited Condensed Statements of Consolidated Operations.

▪	Liquidity and Capital Resources – Addresses available sources of liquidity and capital resources and includes a discussion of our capital spending program.

▪	Other Items – Includes information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and similar disclosures.

As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British thermal units
Bcf	= billion cubic feet
MBPD	= thousand barrels per day
Mdth	= thousand decatherms
MMBbls	= million barrels
MMBtus	= million British thermal units
MMcf	= million cubic feet
Mcf	= thousand cubic feet
TBtu	= trillion British thermal units

Our financial statements have been prepared in accordance with generally accepted accounting standards in the United States of America (“GAAP”).

Significant Relationships Referenced in this Discussion and Analysis

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

References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., which owns 100% of Enterprise Products Operating LLC. Enterprise Products Partners is a publicly traded partnership, the limited partner interests of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”

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

References to “Enterprise Products GP” mean Enterprise Products GP, LLC, the general partner of Enterprise Products Partners.

References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., which owns Enterprise Products GP and TEPPCO GP and limited partner interests in Enterprise Products Partners and TEPPCO.

References to “EPE Holdings” mean EPE Holdings, LLC, which is the general partner of Enterprise GP Holdings.

References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded affiliate, the limited partner interests of which are listed on the NYSE under the ticker symbol “TPP.” References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and is wholly owned by Enterprise GP Holdings.

References to “EPCO” mean EPCO, Inc., which is a related party affiliate to all of the foregoing named entities.

All of the aforementioned entities are affiliates and under common control of Dan L. Duncan, the Chairman and controlling shareholder of EPCO.

Cautionary Note Regarding Forward-Looking Statements

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

Overview of Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in our annual report on Form 10-K for the year ended December 31, 2006. Certain of these accounting policies require the use of estimates. As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: revenue and expense accruals, including accruals for trade expenses, ad valorem taxes and natural gas margins; depreciation methods and estimated useful lives of property, plant and equipment; and goodwill and intangible assets. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.

Overview of Business

Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.” We were formed by Enterprise Products Partners in September 2006 to acquire, own and operate a diversified portfolio of midstream energy assets. We are owned 98% by our limited partners and 2% by our general partner, DEP GP, which is a wholly owned subsidiary of EPO. DEP GP is responsible for managing all of our operations and activities. EPCO provides all employees and certain administrative services for us.

On February 5, 2007, we completed our initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds of $290.5 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, we distributed $260.6 million of the net proceeds to EPO, along with $198.9 million in borrowings under our revolving credit facility and a final amount of 5,351,571 of our common units. We used $38.5 million of the net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units we originally issued to EPO, which resulted in the final amount of 5,351,571 common units beneficially owned by EPO. EPO used the cash it received from us to temporarily reduce amounts outstanding under its revolving credit facility.

In connection with our initial public offering, we entered into a $300 million revolving credit facility. On February 5, 2007, we borrowed $200 million under this facility to fund the $198.9 million cash distribution to EPO and the remainder to pay debt issuance costs. This credit facility matures in February 2011 and will be used by us to fund working capital, capital expenditures and other general partnership needs. We can increase borrowing capacity under this revolving credit facility, without consent of the lenders, by an amount not to exceed $150 million by adding one or more new lenders to the facility and/or increasing the commitments of existing lenders. Our borrowings under this credit facility are unsecured general obligations that are non-recourse to DEP GP.

The following is a brief description of the businesses of which 66% of the ownership interests were contributed to us by EPO effective February 1, 2007:

▪	Mont Belvieu Caverns, LLC (“Mont Belvieu Caverns”) owns and operates salt dome caverns and a brine system located in Mont Belvieu, Texas.
▪

Acadian Gas, LLC (“Acadian Gas”) gathers, transports, stores and markets natural gas in Louisiana utilizing over 1,000 miles of high-pressure transmission lines and lateral and gathering lines with an aggregate throughput capacity of one billion cubic feet per day (the “Acadian Gas System”), including a 27-mile pipeline owned by its unconsolidated affiliate Evangeline Gas Pipeline L.P. (“Evangeline”) and a leased storage cavern with three billion cubic feet of storage capacity.

▪	Enterprise Lou-Tex Propylene L.P. (“Lou-Tex Propylene”) owns a 263-mile pipeline used to transport chemical-grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas.

▪

Sabine Propylene L.P. (“Sabine Propylene”) owns a 21-mile pipeline used to transport polymer-grade propylene from Port Arthur, Texas to a pipeline interconnect in Cameron Parish, Louisiana on a transport-or-pay basis.

▪

South Texas NGL Pipelines, LLC (“South Texas NGL”) owns a 220-mile pipeline extending from Corpus Christi, Texas to Pasadena, Texas that was purchased by EPO from a third party in August 2006 for $97.7 million. Beginning in January 2007, this pipeline (together with other pipelines constructed, leased or acquired since August 2006) commenced transportation of NGLs from two of EPO’s fractionation facilities located in South Texas to Mont Belvieu, Texas. Collectively, these pipelines are referred to as the DEP South Texas NGL Pipeline System.

EPO had owned controlling interests in and operated the underlying assets of Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene and Sabine Propylene for several years prior to its contribution of interests in such entities to us. On February 5, 2007, DEP Operating Partnership (the primary operating subsidiary of the Partnership) directly or indirectly assumed such operating responsibilities. We believe our relationship with EPO and Enterprise Products Partners will enhance our ability to maintain stable cash flows and optimize our economies of scale, strategic location and pipeline connections.

EPO may contribute or sell other equity interests in its subsidiaries or other of its or its subsidiaries’ assets to us and use the proceeds it receives to fund its capital spending program. EPO has no obligation or commitment to make such contributions or sales to us.

Recent Developments

The following information highlights significant developments since our initial public offering in February 2007 through the date of this quarterly filing:

▪

In October 2007, the board of directors of our general partner declared an increase in our quarterly cash distribution rate to $0.41 per common unit. This distribution was paid on November 7, 2007 to unitholders of record on October 31, 2007. The following table summarizes our quarterly cash distributions since our initial public offering:

Cash Distribution History
	Distribution	Record	Payment
	per Unit	Date	Date
1st Quarter 2007 (1)	$ 0.244	Apr. 30, 2007	May 9, 2007
2nd Quarter 2007	$ 0.400	Jul. 31, 2007	Aug. 8, 2007
3rd Quarter 2007	$ 0.410	Oct. 31, 2007	Nov. 7, 2007
(1) Distribution per unit based on a declared quarterly distribution of $0.400 pro-rated over 55 days.

▪

In July 2007, the board of directors of our general partner announced changes to its senior management team that became effective August 1, 2007. The board of directors of our general partner elected W. Randall Fowler as executive vice president and chief financial officer, Mr. Fowler was promoted to fill the position vacated by Michael A. Creel, who became the president and chief executive officer of Enterprise Products Partners.

Basis of Financial Statement Presentation

The historical combined financial information and operating data included in this discussion and analysis pertaining to periods prior to our initial public offering reflects the assets, liabilities and operations contributed to us by EPO at the closing of our initial public offering on February 5, 2007 (effective February 1, 2007 for financial accounting and reporting purposes). We refer to these historical assets, liabilities and operations as the assets, liabilities and operations of Duncan Energy Partners Predecessor.

Our discussion of amounts attributable to Duncan Energy Partners Predecessor reflects EPO’s historical ownership of these assets, liabilities and operations. The principal business entities included in the historical combined financial statements of Duncan Energy Partners Predecessor are (on a 100% basis): Mont Belvieu Caverns; Acadian Gas; Lou-Tex Propylene, including its general partner; Sabine Propylene, including its general partner; and South Texas NGL Pipelines. EPO contributed a 66% equity interest in each of these five entities to us on February 5, 2007. EPO retained the remaining 34% equity interests in each of these subsidiaries.

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

Increased Storage Fees.  As a result of contracts executed in connection with our initial public offering, we increased certain storage fees charged to EPO for use of our facilities owned by Mont Belvieu Caverns. Historically, such intercompany charges were below market and eliminated in the consolidated revenues and costs and expenses of Enterprise Products Partners. Such rates are now market-based. See “Relationship with EPCO” under Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding revenues recorded by the Predecessor versus those we record for the three and eight months ended September 30, 2007.

Special Allocation of Storage Well and Operational Measurement Gains and Losses.  Storage well measurement gains and losses occur when product movements into a storage well are different than those redelivered to customers. In connection with storage agreements entered into between EPO and Mont Belvieu Caverns effective concurrently with the closing of our initial public offering, EPO agreed to assume all storage well measurement gains and losses.

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

Decrease in Propylene Transportation Rates.  Beginning February 2007, the transportation fees we received from customers utilizing our Lou-Tex Propylene and Sabine Propylene Pipelines were lower than those we realized in prior periods. Historically, EPO was the shipper of record on these pipelines, and we charged it the maximum tariff rate for using these assets. EPO then contracted with third parties to ship volumes on these pipelines under product exchange agreements. In general, the revenues recognized by EPO in connection with these exchange agreements were lower than the maximum tariff rate it paid us. In connection with our initial public offering, EPO assigned its third party product exchange agreements to us. Accordingly, the transportation fees we receive for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPO prior to February 2007. See “Relationship with EPCO” under Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements, included under Item 1 of this quarterly report, for additional information regarding revenues recorded by the Predecessor versus those we record for the three and eight months ended September 30, 2007.

Additional General and Administrative Expenses.  We incur additional general and administrative costs as a result of becoming a publicly traded entity. These costs include fees associated with annual and quarterly reports to unitholders, tax returns and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, incremental insurance costs, and accounting and legal services. These costs also include estimated related party amounts payable to EPCO in connection with the administrative services agreement. For additional information regarding the administrative services agreement, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

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

Selected Volumetric Data

The following table presents selected average pipeline throughput volumes for the three months ended September 30, 2007 and 2006:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Natural Gas Pipelines & Services, net:
Natural gas throughput volumes (BBtus/d)
Natural gas transportation volumes	402	394
Natural gas sales volumes	359	349
Total natural gas throughput volumes	761	743
Petrochemical Pipeline Services, net:
Propylene throughput volumes (MBPD)
Lou-Tex Propylene Pipeline	28	27
Sabine Propylene Pipeline	11	11
Total propylene throughput volumes	39	38
NGL Pipeline Services, net:
NGL throughput volumes (MBPD)
DEP South Texas NGL Pipeline System	73	--

The following table presents selected average pipeline throughput volumes for the periods indicated:

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Eight	For the One	For the Nine
	Months Ended	Month Ended	Months Ended
	September 30, 2007	January 31, 2007	September 30, 2006
Natural Gas Pipelines & Services, net:
Natural gas throughput volumes (BBtus/d)
Natural gas transportation volumes	404	420	428
Natural gas sales volumes	317	281	345
Total natural gas throughput volumes	721	701	773
Petrochemical Pipeline Services, net:
Propylene throughput volumes (MBPD)
Lou-Tex Propylene Pipeline	25	24	26
Sabine Propylene Pipeline	12	13	10
Total propylene throughput volumes	37	37	36
NGL Pipeline Services, net:
NGL throughput volumes (MBPD)
DEP South Texas NGL Pipeline System	72	67	--

The following table summarizes the key components of our results of operations for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Revenues	$ 220,572	$ 236,311
Operating costs and expenses	208,657	219,393
General and administrative costs	1,146	734
Operating income	10,764	16,454
Parent interest in income of subsidiaries	(3,188)	--
Net income	4,494	16,456

The following table summarizes the key components of our results of operations for the periods indicated (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Eight	For the One	For the Nine
	Months Ended	Month Ended	Months Ended
	September 30, 2007	January 31, 2007	September 30, 2006
Revenues	$ 591,342	$ 66,674	$ 740,102
Operating costs and expenses	555,799	61,187	697,979
General and administrative costs	2,529	477	2,469
Operating income	33,169	5,035	40,278
Parent interest in income of subsidiaries	(13,840)	--	--
Net income	12,965	5,035	40,272

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

Our gross operating margin by business segment and in total is as follows for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Gross operating margin by segment:
NGL & Petrochemical Storage Services	$ 7,652	$ 6,209
Natural Gas Pipelines & Services	3,308	6,177
Petrochemical Pipeline Services	3,047	10,117
NGL Pipeline Services	5,135	--
Total segment gross operating margin	$ 19,142	$ 22,503

Our gross operating margin by business segment and in total is as follows for the periods indicated (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Eight	For the One	For the Nine
	Months Ended	Month Ended	Months Ended
	September 30, 2007	January 31, 2007	September 30, 2006
Gross operating margin by segment:
NGL & Petrochemical Storage Services	$ 25,073	$ 1,770	$ 15,080
Natural Gas Pipelines & Services	7,364	1,605	17,058
Petrochemical Pipeline Services	8,551	2,700	26,060
NGL Pipeline Services	13,658	1,646	--
Total segment gross operating margin	$ 54,646	$ 7,721	$ 58,198

For a reconciliation of non-GAAP gross operating margin to GAAP operating income and further to GAAP income before the cumulative effect of a change in accounting principle, see “Other Items – Non-GAAP reconciliations” included within this Item 2.

The following table summarizes the contribution to revenues from each business segment during the three months ended September 30, 2007 and 2006 (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
NGL & Petrochemical Storage Services	$ 18,380	$ 15,346
Natural Gas Pipelines & Services	192,825	211,084
Petrochemical Pipeline Services	3,803	9,881
NGL Pipeline Services	5,564	--
Total revenues	$ 220,572	$ 236,311

The following table summarizes the contribution to revenues from each business segment during the periods indicated (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Eight	For the One	For the Nine
	Months Ended	Month Ended	Months Ended
	September 30, 2007	January 31, 2007	September 30, 2006
NGL & Petrochemical Storage Services	$ 47,358	$ 5,164	$ 43,187
Natural Gas Pipelines & Services	518,720	56,769	668,718
Petrochemical Pipeline Services	10,578	2,990	28,197
NGL Pipeline Services	14,686	1,751	--
Total revenues	$ 591,342	$ 66,674	$ 740,102

Comparison of Three Months Ended September 30, 2007 with Three Months Ended September 30, 2006

As described under “Basis of Financial Statement Presentation” within this Item 2, there are several factors that affect the comparability of our current results with those of Duncan Energy Partners Predecessor. Amounts referenced below for the third quarter of 2007 reflect the consolidated results of the Partnership. Amounts referenced below for the third quarter of 2006 reflect the combined results of Duncan Energy Partners Predecessor.

Revenues were $220.6 million for the third quarter of 2007 compared to $236.3 million for the third quarter of 2006. The $15.7 million quarter-to-quarter decrease in revenues is primarily due to lower revenues associated with our natural gas marketing activities. Revenues from the sale of natural gas decreased $17.7 million quarter-to-quarter primarily due to lower natural gas sales prices. Revenues from our NGL and petrochemical storage business increased $3.0 million quarter-to-quarter primarily due to higher storage fee revenues and volumes. Revenues from propylene transportation decreased $6.1 million quarter-to-quarter due to lower transportation fees. In addition, the third quarter of 2007 includes $5.6 million of revenues from the DEP South Texas NGL Pipeline System, which was placed in service during January 2007.

Operating costs and expenses were $208.7 million for the third quarter of 2007 compared to $219.4 million for the third quarter of 2006. The $10.7 million quarter-to-quarter decrease in operating costs and expenses is primarily due to a decrease in the cost of sales associated with our natural gas marketing activities. The cost of sales of our natural gas marketing activities decreased $15.7 million quarter-to-quarter primarily due to lower natural gas prices. General and administrative costs were $1.1 million for the third quarter of 2007 compared to $0.7 million for the third quarter of 2006. Equity earnings from Evangeline decreased $0.3 million quarter-to-quarter.

Changes in our revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices. In general, lower natural gas prices result in a decrease in our revenues attributable to the sale of natural gas by Acadian Gas; however, these same commodity prices also decrease the associated cost of sales as purchase prices decline. The market price of natural gas (as measured at Henry Hub) averaged $6.16 per MMBtu for the third quarter of 2007 versus $6.58 per MMBtu for the third quarter of 2006.

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

Operating income for the third quarter of 2007 was $10.8 million compared to $16.5 million for the third quarter of 2006. Collectively, the changes in revenues, costs and expenses and equity earnings described above contributed to the $5.7 million decrease in operating income quarter-to-quarter. Interest expense increased $3.2 million quarter-to-quarter attributable to debt we borrowed at the time of our initial public offering. The third quarter of 2007 also includes $3.2 million of expense for “Parent interest in income of subsidiaries,” which represents EPO’s current 34% ownership interest in each of our operating subsidiaries.

As a result of the items noted in the previous paragraphs, our net income decreased $12.0 million quarter-to-quarter to $4.5 million for the third quarter of 2007 compared to $16.5 million for the third quarter of 2006.

The following information highlights significant quarter-to-quarter variances in gross operating margin by business segment.

NGL & Petrochemical Storage Services. Gross operating margin from this business segment was $7.7 million for the third quarter of 2007 compared to $6.2 million for the third quarter of 2006. Revenues from this business segment increased $3.0 million quarter-to-quarter attributable to higher storage fee revenues. Operating costs and expenses increased $1.5 million quarter-to-quarter primarily due to higher maintenance and integrity management costs during the third quarter of 2007 relative to the third quarter of 2006.

Storage fee revenues for the third quarter of 2007 were $3.0 million higher than the third quarter of 2006 primarily as a result of contracts executed in connection with our initial public offering, which increased certain storage fees charged to EPO. Historically, such intercompany charges had been below market and eliminated in the consolidated revenues and costs and expenses of Enterprise Products Partners. The changes in these contracts resulted in a $2.9 million increase in storage revenues for the third quarter of 2007 compared to the third quarter of 2006. In addition, our storage revenues increased $0.1 million quarter-to-quarter primarily due to higher contracted storage volumes and fees, which increased reservation, excess storage and throughput revenues.

Natural Gas Pipelines & Services. Gross operating margin from this business segment was $3.3 million for the third quarter of 2007 compared to $6.2 million for the third quarter of 2006. Natural gas throughput volumes increased to 761 BBtu/d during the third quarter of 2007 from 743 BBtu/d during the third quarter of 2006. The quarter-to-quarter decrease in segment gross operating margin is primarily due to lower natural gas sales margins resulting from higher operating costs in the third quarter of 2007 relative to the third quarter of 2006. Also, equity earnings from our investment in Evangeline decreased $0.3 million quarter-to-quarter.

Petrochemical Pipeline Services. Gross operating margin from this business segment was $3.0 million for the third quarter of 2007 compared to $10.1 million for the third quarter of 2006. Petrochemical transportation volumes were 39 MBPD for the third quarter of 2007 compared to 38 MBPD during the third quarter of 2006. Transportation revenues decreased $6.1 million quarter-to-quarter primarily due to lower transportation tariffs put in place at the time of our initial public offering. Historically, EPO was the shipper of record on our petrochemical pipelines, and we charged EPO the maximum tariff rate for using these assets. EPO contracted with third parties to ship volumes on our pipelines under product exchange agreements. In general, the revenues recognized by EPO in connection with these exchange agreements were lower than the maximum tariff rate it paid us. In connection with our initial public offering, EPO assigned its third party product exchange agreements to us. Accordingly, the transportation fees we currently receive for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPO prior to February 2007.

Operating costs and expenses increased $1.0 million quarter-to-quarter primarily due to the timing of accruals for property taxes associated with the Lou-Tex Propylene Pipeline. During 2006, we successfully negotiated a lower property tax rate with the Louisiana state taxing authority, which provided an annualized benefit of approximately $1.9 million. The third quarter of 2006 includes a benefit of $1.0 million to reduce expense accruals made during the first half of 2006 at the higher property tax rate.

NGL Pipeline Services. Gross operating margin from this business segment was $5.1 million for the third quarter of 2007. NGL transportation volumes were 73 MBPD during the third quarter of 2007. Results from this business segment are attributable to the DEP South Texas NGL Pipeline System, which was placed in service during January 2007.

Comparison of Nine months Ended September 30, 2007 with Nine months Ended September 30, 2006

Amounts referenced below for the 2007 period reflect the combined results of Duncan Energy Partners Predecessor for January 2007 and the consolidated results of the Partnership for the eight months ended September 30, 2007. Likewise, amounts referenced below for the first nine months of 2006 reflect the combined results of Duncan Energy Partners Predecessor.

Revenues were $658.0 million for the first nine months of 2007 compared to $740.1 million for the first nine months of 2006. The $82.1 million decrease period-to-period is primarily due to lower revenues associated with our natural gas marketing activities. Revenues from the sale of natural gas decreased $92.5 million period-to-period due to lower natural gas sales volumes and prices. Revenues from our NGL and petrochemical storage business increased $8.8 million period-to-period primarily due to higher storage fee revenues. Revenues from propylene transportation decreased $14.6 million period-to-period primarily due to lower transportation tariffs put in place at the time of our initial public offering. In addition, the first nine months of 2007 include $16.4 million of revenues from the DEP South Texas NGL Pipeline System.

Operating costs and expenses were $617.0 million for the first nine months of 2007 compared to $698.0 million for the first nine months of 2006. The $81.0 million decrease period-to-period in combined operating costs and expenses is primarily due to a decrease in the cost of sales associated with our natural gas marketing activities. The cost of sales of our natural gas marketing activities decreased $88.9 million period-to-period attributable to a decrease in natural gas sales volumes and prices. General and administrative costs were $3.0 million for the first nine months of 2007 compared to $2.5 million for the first nine months of 2006. Equity earnings from Evangeline decreased $0.4 million period-to-period.

Changes in our revenues and costs and expenses period-to-period are explained in part by changes in energy commodity prices. The Henry Hub market price of natural gas averaged $6.83 per MMBtu for the first nine months of 2007 versus $7.47 per MMBtu for the first nine months of 2006. To a lesser extent, changes in our revenues and costs and expenses are attributable to demand for NGL and petrochemical storage services, which affects the reservation, excess storage and throughput fee revenues earned by our NGL and petrochemical storage business.

Operating income for the first nine months of 2007 was $38.2 million compared to $40.3 million for the first nine months of 2006. Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to the $2.1 million decrease in operating income period-to-period. Interest expense increased $6.7 million period-to-period attributable to debt we borrowed at the time of our initial public offering. In addition, the first nine months of 2007 include $13.8 million of expense for “Parent interest in income of subsidiaries.”

As a result of the items noted in the previous paragraphs, our net income decreased $22.3 million period-to-period to $18.0 million for the first nine months of 2007 compared to $40.3 million for the first nine months of 2006. Net income for the first nine months of 2006 includes the recognition of non-cash amounts related to a cumulative effect of change in accounting principle. For additional information regarding the cumulative effect of change in accounting principle we recorded in 2006, see “Other Items” below.

The following information highlights significant period-to-period variances in gross operating margin by business segment.

NGL & Petrochemical Storage Services. Gross operating margin from this business segment was $26.8 million for the first nine months of 2007 compared to $15.1 million for the first nine months of 2006. Revenues increased $9.3 million period-to-period primarily due to higher storage fee revenues. Operating costs and expenses decreased $2.7 million period-to-period attributable to reduced measurement losses, which were partially offset by higher maintenance and integrity management costs during the first nine months of 2007 relative to the first nine months of 2006.

Storage fee revenues for the first nine months of 2007 were $8.8 million higher than the first nine months of 2006 primarily as a result of contracts executed in connection with our initial public offering, which increased certain storage fees charged to EPO. The changes in these contracts resulted in a $6.9 million increase in storage revenues for the first nine months of 2007 compared to the first nine months of 2006. In addition, our storage revenues increased $1.9 million period-to-period primarily due to higher contracted storage volumes and fees, which increased reservation, excess storage and throughput revenues.

Natural Gas Pipelines & Services. Gross operating margin from this business segment was $9.0 million for the first nine months of 2007 compared to $17.1 million for the first nine months of 2006, an $8.1 million decrease period-to-period. Natural gas throughput volumes decreased to 718 BBtu/d during the first nine months of 2007 from 773 BBtu/d during the first nine months of 2006. Segment gross operating margin decreased $2.6 million period-to-period attributable to our collection of a contingent asset during the first nine months of 2006 that related to a prior business acquisition. The remainder of the period-to-period decrease in segment gross operating margin is primarily due to (i) lower natural gas sales margins, (ii) lower natural gas sales volumes and (iii) higher maintenance costs in the first nine months of 2007 relative to the first nine months of 2006. Equity earnings from our investment in Evangeline decreased $0.4 million period-to-period due to lower natural gas sales margins higher maintenance costs during the first nine months of 2007 relative to the first nine months of 2006.

Petrochemical Pipeline Services. Gross operating margin from this business segment was $11.3 million for the first nine months of 2007 compared to $26.1 million for the first nine months of 2006.

Petrochemical transportation volumes increased to 37 MBPD during the first nine months of 2007 from 36 MBPD during the first nine months of 2006. Transportation revenues decreased $14.6 million period-to-period as a result of EPO assigning its third party product exchange agreements to us in connection with our initial public offering. Accordingly, the transportation fees we currently receive for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPO prior to February 2007. Operating costs and expenses increased $0.2 million period-to-period.

NGL Pipeline Services. Gross operating margin from this business segment was $15.3 million for the first nine months of 2007. NGL transportation volumes were 72 MBPD during the first nine months of 2007. Results from this business segment are attributable to the DEP South Texas NGL Pipeline System, which became operational during January 2007.

Liquidity and Capital Resources

At September 30, 2007, we had $3.8 million of unrestricted cash on hand and approximately $83.9 million of available credit under our $300 million revolving credit facility. We had $215.0 million in principal and $1.1 million of letters of credit outstanding under this credit facility at September 30, 2007. Our revolving credit facility requires us to maintain certain financial and other customary covenants. We were in compliance with the covenants of our credit facility and believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities.

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to our partners. We expect to fund our short-term needs for such items as operating expenses and sustaining capital expenditures with operating cash flows and borrowings under our revolving credit facility. Capital expenditures for long-term needs resulting from internal growth projects and business acquisitions are expected to be funded by a variety of sources (either separately or in combination) including operating cash flows, borrowings under credit facilities, the issuance of additional equity and debt securities and proceeds from divestitures of ownership interests in assets to affiliates or third parties. We expect to fund cash distributions to partners primarily with operating cash flows. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements.

Registration Statements

We may issue equity or debt securities to assist us in meeting our liquidity and capital spending requirements. At present, we do not have any registration statements on file with the U.S. Securities and Exchange Commission.

Cash Flows from Operating, Investing and Financing Activities

This discussion of our cash flows addresses the eight-month period since our initial public offering in February 2007. Due to the factors affecting comparability of our financial statements with those of Duncan Energy Partners Predecessor (see page 35), we do not believe that a discussion of cash flow variances between the pre- and post-February 1, 2007 periods is meaningful or relevant to investors. The following table summarizes our operating, investing and financing cash flows for the eight months ended September 30, 2007 (dollars in thousands). For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under Item 1 of this quarterly report.

Eight Months Ended September 30, 2007
Net cash flows provided by operating activities	$ 86,981
Cash used in investing activities	(128,553)
Cash provided by financing activities	45,362

Operating activities. Net cash flows provided by operating activities were $87.0 million for the eight months ended September 30, 2007. These cash flows are primarily influenced by earnings and the timing of cash receipts from sales and cash payments for purchases and other expenses between periods. For information regarding our earnings, please see “Results of Operations” included within this Item 2.

Net cash flows provided by operating activities are largely dependent on earnings from our business activities. As a result, these cash flows are exposed to certain risks. We operate predominantly in the midstream energy industry. We provide services for producers and consumers of natural gas and NGLs. The products that we store, sell or transport are principally used as fuel for residential, agricultural and commercial heating; as feedstocks in petrochemical manufacturing and in the production of motor gasoline. Reduced demand for our services or products by industrial customers, whether because of general economic conditions, reduced demand for the end products made with our products or increased competition from other service providers or producers due to pricing differences or other reasons could have a negative impact on our earnings and thus the availability of cash from operating activities.

Investing activities. Cash used in investing activities was $128.6 million for the eight months ended September 30, 2007 primarily due to $131.4 million of net capital expenditures for property, plant and equipment partially offset by proceeds from the sale of assets to a related party of $3.2 million. The following table summarizes our cash basis capital spending by activity (on a 100% basis) for the eight months ended September 30, 2007 (dollars in thousands):

Capital spending for property, plant and equipment, net: (1)
Growth capital projects: (2)
DEP South Texas NGL Pipeline System – Phase I (3)	$ 8,188
DEP South Texas NGL Pipeline System – Phase II (4)	22,512
Mont Belvieu Caverns’ Brine-Related Projects (5)	21,331
Other	69,049
Total growth capital projects	121,080
Sustaining capital projects: (6)
Acadian Gas projects	5,367
Mont Belvieu Caverns’ projects	4,463
Other	515
Total sustaining capital projects	10,345
Total	131,425
Capital spending attributable to unconsolidated affiliates:
Investments in and advances to unconsolidated affiliate (7)	384
Total capital spending	$ 131,809

(1)    On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures. Such contributions in aid of construction costs were $0.4 million for the eight months ended September 30, 2007.

(2)    Growth capital projects either (i) result in additional revenue streams from existing assets or (ii) expand our asset base through construction of new facilities that will generate additional revenue streams.

(3)    Including amounts spent by Duncan Energy Partners Predecessor, total spending for this project through September 30, 2007 was $129.6 million compared to a forecast cost of $135.4 million.

(4)    Including amounts spent by Duncan Energy Partners Predecessor, total spending for this project through September 30, 2007 was $26.1 million compared to a revised forecast cost of $46.3 million. EPO will fund all amounts in excess of the original forecast cost of $28.6 million in accordance with the Omnibus Agreement.

(5)    Including amounts spent by Duncan Energy Partners Predecessor, total final spending for these projects was $79.3 million

(6)    Sustaining capital expenditures are capital expenditures (as defined by GAAP) resulting from improvements to and major renewals of existing assets. Such expenditures serve to maintain existing operations but do not generate additional revenues. Expenditures primarily represent costs associated with pipeline and mechanical integrity projects.

(7)    Reflects nominal contributions to Evangeline.

We completed Phase I of our 286-mile DEP South Texas NGL Pipeline System project in January 2007 and placed the asset into service. Amounts noted in the preceding table relate to final payments to vendors for this phase of the work. During Phase II, we are constructing 22 miles of pipeline to replace certain sections of the pipeline, including an 11-mile section that we lease from TEPPCO. The Phase II upgrade will provide a significant increase in pipeline capacity and is expected to be operational during the first quarter of 2008.

During 2005 and 2006, we began construction of additional brine production capacity and above-ground storage reservoirs in Mont Belvieu, Texas. These growth projects were placed into service during the second quarter of 2007.

Based on information currently available, we estimate our capital spending for the fourth quarter of 2007 (net of reimbursements to us under the Omnibus Agreement with EPO) will approximate $28.1 million, which includes estimated expenditures of approximately $21.1 million for growth capital projects and $7.0 million for sustaining capital expenditures. See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the Omnibus Agreement with EPO. Our forecast of consolidated capital expenditures is based on our strategic operating and growth plans, which are dependent upon our ability to generate the required funds from either operating cash flows or from other means, including borrowings under our debt agreement. Our forecast of capital expenditures may change due to factors beyond our control, such as weather related issues, changes in supplier prices, changes in our estimates or adverse economic conditions. Furthermore, our forecast may change as a result of decisions made by management at a later date. We believe our access to capital resources is sufficient to meet the demands of our current and future operating growth needs, and although we currently intend to make the forecasted expenditures discussed above, we may adjust the timing and amounts of projected expenditures in response to unexpected changes.

In September 2007, Enterprise Texas Pipeline LLC, a wholly owned subsidiary of EPO, purchased certain parcels of land and regulatory permits from Mont Belvieu Caverns for $3.2 million. Due to common control considerations, the approximate $3.2 million excess of the proceeds received from EPO over the carrying value of assets sold was recorded as a general contribution by Mont Belvieu Caverns. The parent company has reflected its share of the excess amount, or $2.1 million, as an increase in partners’ equity. The remaining $1.1 million is included in parent interest in subsidiaries on our consolidated balance sheet. We used proceeds from this transaction to temporarily reduce principal outstanding under our revolving credit facility.

Financing activities. Cash provided by financing activities was $45.4 million for the eight months ended September 30, 2007. At the time of our initial public offering, we used $260.6 million of net proceeds from our initial public offering and $198.9 million in borrowings under our revolving credit facility to make a $459.5 million distribution to EPO as consideration for assets contributed to us and reimbursements for capital expenditures related to these assets. In total, our initial public offering generated net proceeds of $290.5 million, of which $29.9 million was retained to fund our share of estimated post-February 1, 2007 capital spending.

Since our initial public offering, cash provided by financing activities includes $16.1 million of net borrowings and $13.3 million of contributions by EPO related to the capital spending requirements of our consolidated subsidiaries partially offset by $13.3 million of distributions to our partners.

Other Items

Contractual Obligations

With the exception of borrowings under our credit facility, there have been no significant changes in our contractual obligations since those reported in our annual report on Form 10-K for the year ended December 31, 2006. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for additional information regarding our credit facility.

Off-Balance Sheet Arrangements

There have been no significant changes with regards to our off-balance sheet arrangements since those reported in our annual report on Form 10-K for the year ended December 31, 2006.

Summary of Related Party Transactions

The following table summarizes our related party transactions for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Revenues:
EPO	$ 20,982	$ 34,554
Evangeline	83,021	81,604
Total	$ 104,003	$ 116,158
Operating costs and expenses:
EPCO	$ 4,436	$ 9,196
EPO	8,304	8,162
TEPPCO	27	--
Evangeline	18	--
Other	6	--
Total	$ 12,791	$ 17,358
General and administrative costs:
EPCO	$ 747	$ 685

The following table summarizes our related party transactions for the periods indicated (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Eight	For the One	For the Nine
	Months Ended	Month Ended	Months Ended
	September 30, 2007	January 31, 2007	September 30, 2006
Revenues:
EPO	$ 49,173	$ 8,602	$ 90,463
Evangeline	180,540	15,415	232,986
Total	$ 229,713	$ 24,017	$ 323,449
Operating costs and expenses:
EPCO	$ 12,081	$ 2,487	$ 25,809
EPO	17,323	654	16,199
TEPPCO	99	--	--
Evangeline	19	8	--
Other	6	--	--
Total	$ 29,528	$ 3,149	$ 42,008
General and administrative costs:
EPCO	$ 1,517	$ 455	$ 2,388

For additional information regarding our related party transactions, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

We have an extensive and ongoing relationship with EPCO and its affiliates, including TEPPCO. Our relationship with EPO includes various storage contracts, transportation agreements and partnership interests held by EPO in us. Our relationship with TEPPCO involves the short-term lease of a pipeline segment that is currently used by our DEP South Texas NGL Pipeline System. Our relationship with EPCO includes the provision of employees to us and other arrangements, all as governed by the EPCO administrative services agreement.

In the third quarter of 2007, we sold certain parcels of land and regulatory permits to a wholly owned subsidiary of EPO for $3.2 million.

Non-GAAP reconciliations

A reconciliation of our measurement of total gross operating margin to operating income and further to income before the cumulative effect of a change in accounting principle for the three months ended September 30, 2007 and 2006 follows (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Total segment gross operating margin	$ 19,142	$ 22,503
Adjustments to reconcile total non-GAAP segment gross
operating margin to operating income:
Depreciation, amortization and accretion in operating
costs and expenses	(7,249)	(5,319)
Gain on sale of assets in operating costs and expenses	17	4
General and administrative costs	(1,146)	(734)
Operating income	10,764	16,454
Other income (expense), net	(3,050)	2
Provision for income taxes	(32)	--
Parent interest in income of subsidiaries	(3,188)	--
Income before the cumulative effect of a change in accounting principle	$ 4,494	$ 16,456

A reconciliation of our measurement of total gross operating margin to operating income and further to income before the cumulative effect of a change in accounting principle for the periods indicated follows (dollars in thousands):

	Duncan Energy	Duncan Energy
	Partners	Partners Predecessor
	For the Eight	For the One	For the Nine
	Months Ended	Month Ended	Months Ended
	September 30, 2007	January 31, 2007	September 30, 2006
Total segment gross operating margin	$ 54,646	$ 7,721	$ 58,198
Adjustments to reconcile total non-GAAP segment gross
operating margin to operating income:
Depreciation, amortization and accretion in operating
costs and expenses	(18,967)	(2,209)	(15,468)
Gain on sale of assets in operating costs and expenses	19	--	17
General and administrative costs	(2,529)	(477)	(2,469)
Operating income	33,169	5,035	40,278
Other income (expense), net	(6,218)	--	6
Provision for income taxes	(146)	--	(21)
Parent interest in income of subsidiaries	(13,840)	--	--
Income before the cumulative effect of a change in
accounting principle	$ 12,965	$ 5,035	$ 40,263

Cumulative effect of a change in accounting principle

We recognized, as a nominal benefit, the cumulative effect of a change in accounting principle of $9 thousand in January 2006 due to the implementation of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.”

Recent Accounting Pronouncements

See discussion of new accounting pronouncements in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to financial market risks, including changes in commodity prices and interest rates. We may use financial instruments (i.e. futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions. As a matter of policy, we do not use financial instruments for speculative (or “trading”) purposes.

Interest Rate Risk Hedging Program

In September 2007, we executed three floating-to-fixed interest rate swaps having a combined notional value of $175 million. The purpose of these financial instruments, which are accounted for as cash flow hedges, is to reduce the sensitivity of our earnings to variable interest rates charged under our revolving credit facility. In September 2007, we recognized a $0.1 million benefit from these swaps in interest expense.

At September 30, 2007, the aggregate fair value of these interest rate swaps was a liability of $77 thousand. If the interest rates identified in these swaps were to increase by 10%, the fair value of these instruments would increase to a $2.0 million asset. Conversely, if the rates were to decrease by 10%, the fair value would decrease to a $2.1 million liability. Any increase or decrease in fair value would be recorded through other comprehensive income.

Commodity Risk Hedging Program

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

The fair value of our commodity financial instrument portfolio was an asset of $11 thousand at September 30, 2007 and a negligible amount at December 31, 2006. We recorded losses of $0.6 million and a gain of $12 thousand related to our commodity financial instruments during the three months ended September 30, 2007 and 2006, respectively. We also recorded losses of $0.6 million, $0.4 million and $0.3 million for the eight months ended September 30, 2007, for the month of January 2007 and for the nine months ended September 30, 2006, respectively.

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

	Resulting	Commodity Financial Instrument Portfolio FV
Scenario	Classification	September 30, 2007	October 29, 2007
FV assuming no change in underlying commodity prices	Asset (Liability)	$ 11	$ 9
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	11	9
FV assuming 10% decrease in underlying commodity prices	Asset (Liability)	11	9

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

Item 4. Controls and Procedures.

Our management, with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”) of DEP Holdings, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, the CEO and CFO of DEP Holdings have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) are effective at a reasonable assurance level.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 5, 2007, we completed our initial public offering. See “Overview of Business – Recent Developments” included under Part I, Item 2 for information regarding the net proceeds generated by this offering and the subsequent use of proceeds. We did not repurchase any of our common units during the three and eight months ended September 30, 2007.

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
3.4

Second Amended and Restated Limited Liability Company Agreement of DEP Holdings, LLC, dated May 3, 2007. (incorporated by reference to Exhibit 3.4 to Form 10-Q for the period ended March 31, 2007, filed on May 4, 2007).

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

4.2

First Amendment to Revolving Credit Agreement, dated as of June 30, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 8, 2007).

31.1#	Sarbanes-Oxley Section 302 certification of Richard H. Bachmann for Duncan Energy Partners L.P. for the September 30, 2007 quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. for the September 30, 2007 quarterly report on Form 10-Q.
32.1#	Section 1350 certification of Richard H. Bachmann for the September 30, 2007 quarterly report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for the September 30, 2007 quarterly report on Form 10-Q.

*

With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323; Enterprise GP Holdings L.P., 1-32610; and Duncan Energy Partners L.P., 1-33266.

#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on November 9, 2007.

DUNCAN ENERGY PARTNERS L.P.
(A Delaware Limited Partnership)

By:	DEP Holdings, LLC,
as General Partner

By:	/s/ Michael J. Knesek
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller
and Principal Accounting Officer
of the General Partner