Form 10-K
period 2007-12-31
Duncan Energy Partners L.P.
filed 2008-02-29
CIK 1379378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 1-33266
DUNCAN ENERGY PARTNERS L.P.
(Exact name of Registrant as Specified in Its Charter)

Delaware	20-5639997
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Louisiana, 10th Floor, Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)
(713) 381-6500
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Units	New York Stock Exchange
Securities to be registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the common units of Duncan Energy Partners L.P. held by non-affiliates at June 30, 2007, based on the closing price of such equity securities in the daily composite list for transactions on the New York Stock Exchange, was approximately $392.4 million. This figure excludes common units beneficially owned by certain affiliates, including (i) Dan L. Duncan and (ii) Enterprise Products Operating LLC. As of February 1, 2008, there were 20,301,571 outstanding common units of Duncan Energy Partners L.P. This figure includes 5,351,571 common units owned by Enterprise Products Operating LLC, the parent company of Duncan Energy Partners L.P.

DUNCAN ENERGY PARTNERS L.P.

SIGNIFICANT RELATIONSHIPS REFERENCED IN THIS
ANNUAL REPORT
     Duncan Energy Partners L.P. did not own any assets prior to February 5, 2007, which was the date it completed its initial public offering of common units. The historical business and operations of Duncan Energy Partners L.P. prior to February 1, 2007 are referred to as “Duncan Energy Partners Predecessor.” Unless the context requires otherwise, references to “we,” “us,” “our,” “the Partnership” or “Duncan Energy Partners” are intended to mean the business and operations of Duncan Energy Partners L.P. and its consolidated subsidiaries since February 5, 2007. When used in a historical context prior to February 5, 2007, these terms are intended to mean the combined business and operations of Duncan Energy Partners Predecessor.
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
     References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., which owns Enterprise Products Operating LLC. Enterprise Products Partners is a publicly traded partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”
     References to “EPO” mean our Parent, which is Enterprise Products Operating LLC and its consolidated subsidiaries. EPO owns a 100% interest in the Partnership’s general partner and is a significant owner of the Partnership’s common units.
     References to “EPGP” mean Enterprise Products GP, LLC, the general partner of Enterprise Products Partners.
     References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded affiliate, the common units of which are listed on the NYSE under the ticker symbol “TPP.”
     References to “TEPPCO GP” mean Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and is wholly owned by Enterprise GP Holdings L.P.
     References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”). Energy Transfer Equity is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETE.” The general partner of Energy Transfer Equity is LE GP, LLC (“LEGP”). On May 7, 2007, Enterprise GP Holdings acquired non-controlling interests in both LEGP and Energy Transfer Equity.
     References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., which owns EPGP, TEPPCO GP and limited partner interests in Enterprise Products Partners and TEPPCO. Enterprise GP Holdings is a publicly traded partnership, the units of which are listed on the NYSE under the ticker symbol “EPE.”

     References to “EPE Holdings” mean EPE Holdings, LLC, which is the general partner of Enterprise GP Holdings.
     References to “EPCO” mean EPCO, Inc. and its wholly-owned private company affiliates, which are related party affiliates to all of the foregoing named entities.
     All of the aforementioned entities are affiliates and under common control of Mr. Dan L. Duncan, the Co-Chairman and controlling shareholder of EPCO.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     This annual report contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A of this annual report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements.
PART I
Items 1 and 2. Business and Properties.
General
     Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.” We are currently engaged in the business of gathering, transporting, marketing and storing natural gas and transporting and storing natural gas liquids (“NGLs”) and petrochemicals. We are owned 98% by our limited partners and 2% by our general partner, DEP GP, which is a wholly owned subsidiary of EPO. DEP GP is responsible for managing all of our operations and activities. EPCO employs all the personnel necessary to operate our assets and manage our business. Our principle executive offices are located at 1100 Louisiana, 10th Floor, Houston, Texas 77002. Our telephone number is (713) 381-6500 and our website is www.deplp.com.
     We were formed by EPO in September 2006 to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO. On February 5, 2007, we completed our initial public offering of 14,950,000 common units, which generated net proceeds of $290.5 million. We distributed $260.6 million of such net proceeds, plus $198.9 million in borrowings under our credit facility along with a final amount of 5,351,571 of our common units to EPO as consideration for certain equity interests it contributed to us (see below) at the time of our initial public offering.
     Prior to completion of our initial public offering, our subsidiaries (Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL) were wholly owned by EPO. On February 5, 2007, EPO contributed 66% of its equity interests in these five subsidiaries to us. These subsidiaries continue to be a part of EPO’s integrated network of midstream energy assets. We believe that the operational significance of our assets to EPO, as well as the alignment of our respective economic interests in these assets, will result in a collaborative effort to promote their operational efficiency and maximize value.

     EPO operated the underlying assets of Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene and Sabine Propylene for several years prior to its contribution of equity interests in such entities to us. On February 5, 2007, DEP Operating Partnership directly or indirectly assumed these responsibilities.
     EPO may contribute or sell other equity interests in its subsidiaries or other of its or its subsidiaries’ assets to the Partnership and use the proceeds it receives to fund its capital spending program. However, EPO has no obligation or commitment to make such contributions or sales to the Partnership.
     In certain cases, EPO is responsible for funding 100% of project costs rather than sharing such costs with the Partnership in accordance with the existing sharing ratio of 66% funded by the Partnership and 34% funded by EPO. See our discussion of “Financing Activities” beginning on page 55 of this annual report for information regarding recent cash contributions made by EPO in connection with the Omnibus Agreement and Mont Belvieu Caverns’ limited liability company agreement.
Business Strategy
     Our primary business objectives are to maintain and, over time, to increase our cash available for distributions to our unitholders. Our business strategies to achieve these objectives are to:
▪	optimize the benefits of our economies of scale, strategic location and pipeline connections serving our natural gas, NGL, petrochemical and refining markets;

▪	manage our existing and future asset portfolio to minimize the volatility of our cash flows;

▪	invest in organic growth projects to capitalize on market opportunities that expand our asset base and generate additional cash flow; and

▪	pursue acquisitions of assets and businesses from related parties, or in accordance with our business opportunity agreements, from third parties.
Financial Information by Business Segment
     For information regarding our business segments, see Note 14 of the Notes to Financial Statements included under Item 8 of this annual report.
Recent Developments
     For information regarding our recent developments, see “Overview of Business – Recent Developments” included under Item 7 of this annual report, which is incorporated by reference into this Item 1.
Segment Discussion
     We are currently engaged in the business of gathering, transporting, marketing and storing natural gas and transporting and storing NGLs and petrochemicals. We have four reportable business segments:
▪	NGL & Petrochemical Storage Services;

▪	Onshore Natural Gas Pipelines & Services;

▪	Petrochemical Pipeline Services; and

▪	NGL Pipelines & Services.
     Our business segments are generally organized and managed according to the type of services rendered (or technologies employed) and products produced and/or sold. In January 2008, we renamed our

Natural Gas Pipelines & Services segment to Onshore Natural Gas Pipelines & Services. Likewise, we changed the name of the NGL Pipeline Services segment to NGL Pipelines & Services. Apart from these name changes, no other revisions were made to these segments.
     The following sections present an overview of our business segments, including information regarding the principal products produced, services rendered, seasonality and competition. Our results of operations and financial condition are subject to a variety of risks. For information regarding our key risk factors, see Item 1A of this annual report.
     Our business activities are subject to various federal, state and local laws and regulations governing a wide variety of topics, including commercial, operational, environmental, safety and other matters. For a discussion of the principal effects such laws and regulations have on our business, see “Regulation” and “Environmental and Safety Matters” included within this Item 1.
     One of our principal attributes is our relationship with Enterprise Products Partners and EPCO. Our assets connect to various midstream energy assets of Enterprise Products Partners and, therefore, form integral links within Enterprise Products Partners’ value chain. We believe that the operational significance of our assets to Enterprise Products Partners, as well as the alignment of our respective economic interests in these assets, will result in a collaborative effort to promote their operational efficiency and maximize value. In addition, we believe our relationship with Enterprise Products Partners and EPCO provides us with a distinct advantage in both the operation of our assets and in the identification and execution of potential future acquisitions that are not otherwise taken by Enterprise Products Partners or Enterprise GP Holdings in accordance with our business opportunity agreements (see Item 13 of this annual report).
     As generally used in the energy industry and in this document, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British thermal units
Bcf	= billion cubic feet
MBPD MMBbls	= thousand barrels per day = million barrels
MMBtus	= million British thermal units
MMcf	= million cubic feet
     The following discussion of our business segments provides information regarding our principal plants, pipelines and other assets. For information regarding our results of operations, including significant measures of historical operating rates, see Item 7 of this annual report.
NGL & Petrochemical Storage Services
     Our NGL & Petrochemical Storage Services business segment consists of three integrated underground storage facilities that are strategically located in Mont Belvieu, Texas. We refer to these storage facilities as Mont Belvieu East, West and North. We have multiple pipelines that interconnect these facilities, and each storage facility is comprised of a network of caverns located several hundred feet below ground. Overall, these facilities consist of 33 storage caverns with an aggregate underground storage capacity of approximately 100 MMBbls, and a brine system with approximately 20 MMBbls of above-ground storage pit capacity and two brine production wells. The facilities are owned by Mont Belvieu Caverns, of which we own 66% and EPO owns 34%.
     These assets receive, store and deliver NGLs and petrochemical products for industrial customers located along the upper Texas Gulf Coast. This area has the largest concentration of petrochemical plants and refineries in the United States. Our NGL and petrochemical storage facilities are interconnected by multiple pipelines to other producing and offtake facilities throughout the Gulf Coast, including EPO’s NGL import/export facility located on the Houston Ship Channel, as well as connections to the Rocky

Mountain and Midwest regions via the Seminole pipeline and to Louisiana via EPO’s Lou-Tex NGL pipeline.
     NGL products (ethane, propane, normal butane, isobutane and natural gasoline) are used as raw materials by the petrochemical industry, feedstocks by refiners in the production of motor gasoline and by industrial and residential users as fuel. Ethane is primarily used in the petrochemical industry as a feedstock for ethylene production, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used both as a petrochemical feedstock in the production of ethylene and propylene and as a heating, engine and industrial fuel. Normal butane is used as a petrochemical feedstock in the production of ethylene and butadiene (a key ingredient of synthetic rubber), as a blendstock for motor gasoline and to derive isobutane through isomerization. Isobutane is fractionated from mixed butane (a mixed stream of normal butane and isobutane) or produced from normal butane through the process of isomerization, principally for use in refinery alkylation to enhance the octane content of motor gasoline, in the production of isooctane and other octane additives, and in the production of propylene oxide. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is primarily used as a blendstock for motor gasoline or as a petrochemical feedstock.
     We also store certain petrochemicals such as propylene (chemical, polymer and refinery grades) and ethylene. Chemical-grade propylene is a petrochemical used in plastics, synthetic fibers and foams. Polymer-grade propylene is primarily used in the manufacture of polypropylene, which has a variety of end uses, including packaging film, carpet and upholstery fibers and plastic parts for appliances, automobiles and medical devices. Refinery grade propylene is produced by refineries and is used as a feedstock in the production of polymer-grade and chemical-grade propylene. Ethylene is also a key building block for the petrochemical industry. Ethylene derivatives are used in film applications for packaging, carrier bags and trash liners. Other applications include injection molding, pipe extrusion and cable sheathing and insulation, as well as extrusion coating of paper and cardboard.
     Mont Belvieu Caverns derives essentially all of its revenues from four main sources. These sources are (i) storage reservation fees, (ii) excess storage fees, (iii) throughput fees and (iv) brine production fees. We charge our customers monthly storage reservation fees to reserve a specific storage capacity in our underground caverns. The customers pay reservation fees based on the quantity of capacity reserved rather than on the amount of reserved capacity actually utilized. When a customer exceeds its reserved capacity, we charge those customers an excess storage fee. In addition, we charge our customers throughput fees based on volumes injected and withdrawn from the storage facility. Lastly, brine production revenues are derived from customers that use brine in the production of chlorine and caustic soda, which is used in the production of PVC and for industrial products used in crude oil production and fractionation. Brine is produced by injecting fresh water into a well to create cavern space within the salt dome. This process enables brine to be produced for our customers, as well as for developing new wells for product storage.
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
     Our customers include a broad range of NGL and petrochemical producers and consumers, including many of the petrochemical facilities and refineries in the Texas Gulf Coast and the Louisiana Gulf Coast. Our five largest third-party customers, which accounted for 31.7% of our total storage revenues for the year ended December 31, 2007, were ExxonMobil, Dow, Shell, Louis Dreyfus, and Occidental.

     Underground storage services we provide to EPO for the storage of NGLs and petrochemicals accounted for 40% of our total storage revenues for the year ended December 31, 2007. EPO has eight storage contracts with Mont Belvieu Caverns that include (i) multi-product fungible storage for its NGL marketing activities and feedstocks for its isomerization, isooctane, NGL fractionation, and propylene fractionation businesses and (ii) segregated product storage for refinery-grade and polymer-grade propylene produced at propylene fractionation facilities. Six of these contracts have ten-year terms while two have five-year terms. We recorded $27.3 million in storage revenues from EPO for the eleven months ended December 31, 2007 and $20.1 million and $17.6 million for the years ended December 31, 2006 and 2005, respectively. See Item 13 of this annual report for additional information regarding our ongoing relationship with EPO.
     Seasonality. We operate our NGL and petrochemical storage facilities based on the needs and requirements of our customers. We usually experience an increase in the demand for storage services during the spring and summer months due to increased feedstock storage requirements for motor gasoline production and a decrease during the fall and winter months when propane inventories are being withdrawn for heating needs. In general, storage volumes linked to imports peak during the spring and summer months and those associated with exports are at their highest levels during the winter months. Typically, we do not experience any significant seasonality with our petrochemical customers because those customers withdraw and inject petrochemicals on a regular basis.
     Competition. Our competitors in the NGL and petrochemical storage business are integrated major oil companies, chemical companies and other storage and pipeline companies. We primarily compete against LDH Energy Mont Belvieu L.P.; Targa Resources, Inc.; Texas Brine Company, LLC and ONEOK Partners, L.P. The principal competitive factors affecting our product storage business are storage fees, pipeline connections and operational dependability. We believe that the fees we charge our customers are competitive with those charged by other storage operators because we have historically been able to renew existing contracts as they mature, which has resulted in many long-standing customer relationships. We also believe that the number of pipelines connected to our storage facilities allows us to offer customers a wider variety of receipt and delivery options with respect to key Gulf Coast petrochemical plants, NGL fractionators and other users of the products we store. Furthermore, we believe that our emphasis on maintenance and safety provides our customers with a high level of confidence in our operational dependability.
     Properties. The following information summarizes the significant assets that comprise our Mont Belvieu East, West and North storage facilities at December 31, 2007.
▪	Mont Belvieu East Facility. The Mont Belvieu East facility is the largest of the three facilities. This facility consists of 13 storage caverns available for service with an underground storage capacity of approximately 55 MMBbls and an above-ground brine pit with a capacity of approximately 10 MMBbls. This facility also has two brine production wells.

▪	Mont Belvieu West Facility. The Mont Belvieu West facility consists of 10 caverns available for service with an underground storage capacity of approximately 15 MMBbls and an above-ground brine pit with a capacity of approximately 2 MMBbls.

▪	Mont Belvieu North Facility. The Mont Belvieu North facility consists of 10 caverns available for service with an underground storage capacity of approximately 30 MMBbls and an above-ground brine pit with a capacity of approximately 8 MMBbls.
     We have initiated several projects to improve the integration of our three Mont Belvieu storage facilities. These projects include additional pipelines to more efficiently connect the facilities and the drilling of additional entry points into certain wells to increase flow rates.

Onshore Natural Gas Pipelines & Services
     Our Onshore Natural Gas Pipelines & Services segment consists of the Acadian Gas System, which is an onshore natural gas pipeline system that gathers, transports, stores and markets natural gas in South Louisiana. The Acadian Gas System links natural gas supplies from onshore and offshore Gulf of Mexico developments (including offshore pipelines, continental shelf and deepwater production) with local gas distribution companies, electric generation plants and industrial customers, located primarily in the natural gas market area of the Baton Rouge — New Orleans — Mississippi River corridor. In the aggregate, the Acadian Gas System includes over 1,000 miles of high-pressure transmission pipelines and smaller diameter lateral and gathering pipelines with an aggregate throughput capacity of approximately 1.0 Bcf/d and 3.0 Bcf of storage capacity. The Acadian Gas System is owned by Acadian Gas.
     The Acadian Gas System is currently connected to approximately 116 customers with an approximate total natural gas requirement of over 3.0 Bcf/d. The system has maintained active and long-term relationships, and currently has long-term natural gas sales or transportation contracts, with most of these customers. The system’s customer base is diversified, with its largest customer, ExxonMobil, representing only 10.1% of its total revenue in 2007 and the top ten customers representing only 39.1% of its total revenue in 2007.
     The Acadian Gas System has over 150 direct physical connections to end users. In addition, the system interconnects with 12 interstate and four intrastate pipelines through 50 separate interconnections, has a bi-directional interconnect with the largest U.S. natural gas marketplace at the Henry Hub, and is directly connected to six electric generation facilities with over 6,000 megawatts of generating capacity. These numerous interconnections allow the Acadian Gas System to leverage price differentials across the South Louisiana pipeline network, maintain a diversified supply portfolio and create capacity and transportation opportunities for its shippers. The Acadian Gas System’s bi-directional interconnect with the Henry Hub provides physical and financial pricing flexibility, in addition to facilitating access to the many buyers and sellers of natural gas at the hub.
     The Acadian Gas System provides fee-based gas transportation services for producers and gas marketing companies under intrastate and interruptible Natural Gas Act (“NGA”) Section 311 transportation contracts. The primary term of these transportation service contracts may vary from month-to-month to longer-term contracts, with durations typically of one to three years. The revenues derived from these gas transportation contracts are based on the quantities of gas delivered multiplied by the per-unit transportation rate paid. Based on volumes moved, the most significant shippers on the Acadian Gas System include Coral Energy Resources, ExxonMobil, BG Energy Merchants and BP Energy. These shippers transport gas on the Acadian Gas System to meet the natural gas requirements of their affiliated industrial and power generation facilities, and to market commodity gas services to third parties. ExxonMobil is the most significant long-term shipper on the Acadian Gas System. We entered into a long-term gas transportation agreement with ExxonMobil in 1993 in conjunction with our acquisition of the Cypress pipeline, which was formerly owned and operated by ExxonMobil. The term of this agreement expires in November 2009. During 2007, ExxonMobil shipped approximately 133 BBtus/d on the Acadian Gas System, utilizing the system as the primary fuel gas pipeline service provider for its source Baton Rouge refinery and chemical complex.
     The majority of our natural gas sales using the Acadian Gas System are made pursuant to long-term contracts, most of which are at least one year in duration. Gas sales are also made under short-term agreements, which generally range from one day to one month. Much of our gas sales volume is under agreements that provide for minimum annual volumes to be delivered at Henry Hub indexed market prices (determined monthly), plus a predetermined adjustment or differential. The Acadian Gas System has historically received higher margins under long-term contracts that provide customers with supply certainty as well as value added services to ensure gas supplies through dedicated facilities. These additional services are necessary to accommodate large swings in a customer’s natural gas requirements, which may vary hourly, daily and monthly. Our natural gas sales arrangements are typically implemented under contracts with market-based pricing indices that correspond to the pricing indices utilized in our gas purchasing activities. The electric utility and industrial customers of Acadian Gas normally consume the natural gas in their own operations for fuel or feedstock, while local distribution companies and city-gate systems generally resell the natural gas to their customers.
     The most significant Acadian Gas natural gas sales contract is a 21-year arrangement with Evangeline Gas Pipeline Company, L.P. (“Evangeline”), which was entered into in 1991 and includes minimum annual sales volumes. Evangeline uses these natural gas volumes to meet its own supply obligation under a corresponding sales agreement with Entergy Louisiana, its only customer. Under the Entergy Louisiana gas sales contract, Evangeline is obligated to make available for sale and deliver to Entergy Louisiana certain specified minimum quantities of gas on an hourly, daily, monthly and annual basis. The gas sales contract provides for minimum annual quantities of 36.75 BBtus until the contract expires in January 2013 (which is coterminous with the natural gas purchase commitment with ConocoPhillips described below). A portion of the revenues Acadian Gas receives from Evangeline in connection with this contract are attributable to a “seller’s margin” provision. The “seller’s margin” provision sets forth a fixed dollar amount per MMBtu (as defined in the contract) paid by Evangeline each month and is used to calculate fees incurred when the buyer exercises its option to reduce the minimum annual quantity of gas it purchases or when firm gas is delivered pursuant to the contract.
     In support of its natural gas sales activities, Acadian Gas has entered into gas purchase arrangements with a number of suppliers. The system currently purchases gas supply from 51 gas producers through 65 gas production receipt locations. The Acadian Gas System also procures gas supply from market center pipeline hubs such as the Henry Hub and the Nautilus Hub, natural gas processing plants and third party natural gas pipelines. The Acadian Gas System has approximately 50 pipeline interconnects with 12 interstate pipeline systems, and four unaffiliated intrastate pipeline systems.
     Substantially all of the Acadian Gas System’s natural gas requirements are purchased under contracts that contain pricing based on market-based pricing indices. The Acadian Gas System’s most significant long-term gas purchase commitment is with ConocoPhillips. This purchase contract expires in January 2013 (which is coterminous with the natural gas sales agreement with Evangeline described above) and provides for minimum annual quantities of natural gas to be purchased by the Acadian Gas System, consistent in structure to the minimum annual obligations between the Acadian Gas System and Evangeline, and the corresponding obligations between Evangeline and Entergy Louisiana. The pricing terms of the gas purchase contract and the Entergy Louisiana gas sales contract are based on a weighted-average cost of natural gas each month (subject to certain market index price ceilings and incentive margins), plus a pre-determined margin. The amount of natural gas purchased pursuant to this contract totaled 18.2 BBtus in 2007, 17.9 BBtus in 2006 and 17.4 BBtus in 2005. Amounts paid for natural gas purchased under this contract totaled $127.1 million in 2007, $134.9 million in 2006 and $148.3 million in 2005.
     The Acadian Gas System includes a bi-directional interconnect with the Henry Hub, which is generally considered to be one of the most active natural gas market locations in North America. The Henry Hub has interconnects with nine interstate and four intrastate pipelines providing shippers with access to pipelines reaching markets in the Midwest, Northeast, Southeast and Gulf Coast regions of the United States. The Henry Hub is also the delivery point for the New York Mercantile Exchange (“NYMEX”) natural gas futures contract with NYMEX physical deliveries occurring at the Henry Hub being handled the same as cash-market transactions, thereby providing the connected Henry Hub participants with additional market flexibility.
     The Acadian Gas System is also connected to the Nautilus Hub, which is the terminal end of the Nautilus Gas Pipeline system. The Nautilus Gas Pipeline system is a 101-mile, 30-inch gas transmission system regulated by the Federal Energy Regulatory Commission (“FERC”) that gathers deepwater Gulf of Mexico natural gas production for delivery onshore in St. Mary Parish, Louisiana at the Neptune natural gas processing plant, which is operated by EPO. After natural gas is processed at the Neptune facility, it is redelivered into the Nautilus Hub which has seven separate interconnects with interstate and intrastate gas pipeline systems, including the Acadian Gas System.

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
     Competition. Our Acadian Gas System competes with several onshore natural gas pipelines in the South Louisiana market on the basis of price (in terms of transportation fees or natural gas selling prices), location, service, reliability and flexibility. We believe that the transportation fees and natural gas sales prices we charge are competitive with those charged by other pipeline and gas marketing companies because most prices in this business are based on published indices. We also believe that our competitive position is enhanced due to a number of long-standing customer relationships. Due to the limited number of alternative delivery pipeline connections, we have been able to retain our customers for many years. Although our competitors could connect their systems to our customers, the construction costs involved would typically be prohibitive. Lastly, we believe that our emphasis on maintenance and safety provides our customers with confidence in our operational dependability and flexibility in meeting their natural gas requirements.
     Properties. The Acadian Gas System includes the following assets:
▪	Acadian Pipeline. The Acadian pipeline is located in southern Louisiana and consists of approximately 438 miles of high-pressure transmission pipelines and smaller diameter lateral and gathering lines ranging from 12 inches to 24 inches in diameter. The Acadian pipeline receives natural gas at numerous interconnections with natural gas production facilities and from third-party pipelines, and delivers the natural gas to customers’ facilities in southern Louisiana. Through numerous interconnections with other pipelines, including receipt and delivery capability at the Henry Hub, the Acadian pipeline has the capability to deliver gas to markets that it does not physically reach. The Acadian pipeline has a throughput capacity of approximately 650 MMcf/d. The Acadian pipeline maintains multiple active interconnects with the Cypress pipeline to facilitate gas deliveries between the systems as may be required to meet customer needs.

▪	Cypress Pipeline. The Cypress pipeline is located in south central Louisiana and consists of approximately 577 miles of transmission pipelines and smaller diameter lateral and gathering lines ranging from 10 inches to 22 inches in diameter. This pipeline has interconnections with many of the interstate and intrastate pipeline systems operating in southern Louisiana and has a throughput capacity of approximately 350 MMcf/d. The Cypress pipeline was originally built to gather onshore Louisiana natural gas supplies and to provide natural gas pipeline service to the greater Baton Rouge industrial market, in particular, the ExxonMobil Baton Rouge Refinery. Through the 1950’s and 1960’s, it was expanded to access the interstate pipeline supply network and the Geismar, Louisiana and Donaldsonville, Louisiana industrial market areas. The Cypress pipeline also has the capability to access deepwater gas production through an interconnection with the Nautilus Gas Pipeline system and numerous third-party pipelines.

▪	Evangeline Pipeline. The Evangeline pipeline is a 27-mile pipeline extending from Taft, Louisiana to Westwego, Louisiana. The Evangeline pipeline, which consists mainly of transmission pipelines ranging from 20 inches to 26 inches in diameter, connects with three Entergy Louisiana natural gas-fired electric generation stations, the Acadian pipeline and a pipeline owned by the Columbia Gulf Transmission Company. We indirectly own approximately 49.5% of the ownership interests in the Evangeline pipeline. A subsidiary of ConocoPhillips and a private investor own the remaining interests in the entity that owns the Evangeline pipeline.

▪	Underground Storage Facility. The storage assets in the Acadian Gas System consist of a leased underground natural gas storage facility located at the center of the Acadian Pipeline near Napoleonville, Louisiana. The storage facility has approximately 3.0 Bcf of storage capacity with 220 MMcf/d of withdrawal capacity and a maximum of 80 MMcf/d of injection capacity. This facility is designed to handle high levels of injections and withdrawals of natural gas to meet load swings and to cover major supply interruption events, such as hurricanes and temporary losses of production. In addition, the storage facility permits sustained periods of high natural gas deliveries and has the ability to switch quickly from full injection to full withdrawal. We lease this storage facility from an affiliate of Shell under an agreement that extends through December 31, 2012. The term of this contract does not provide for an additional renewal period. However, Shell has agreed to enter into negotiations with us under similar terms and conditions for an extension if we wish to extend the lease agreement beyond December 2012. Acadian Gas is the operator of this underground storage facility and utilizes 75% of the leased storage, withdrawal and injection capacity. We sublease the remaining 25% of the capacity to a third party.
     Natural gas throughput on the Acadian Gas System consists of a combination of natural gas sales volumes owned by us and transportation volumes delivered on behalf of third-party shippers. The following table summarizes the Acadian Gas System’s natural gas sales and transportation volumes for the periods indicated (volumes in BBtus/d):

	Year Ended December 31,
	2007	2006	2005
Natural gas transportation volumes	416	434	323
Natural gas sales volumes	308	325	317

Total natural gas throughput volumes	724	759	640

     Entergy Louisiana has the option to purchase the Evangeline pipeline for a nominal price, plus the assumption of all of Evangeline’s obligations under the gas sales contract. The option period begins on the earlier of July 2010 or upon the payment in full of Evangeline’s debt obligations, and terminates in December 2012. We do not know when, or if, Entergy Louisiana will exercise this option. Factors that may influence Entergy Louisiana’s decision include, but are not limited to, Entergy Louisiana’s future business plans, natural gas procurement strategies, required regulatory approvals, and the pipeline system’s residual value, if any, at the time the option is exercisable. For information regarding Evangeline’s debt obligations, please see Note 11 of the Notes to Financial Statements included under Item 8 of this annual report.
Petrochemical Pipeline Services
     Our Petrochemical Pipeline Services segment reflects the operations of our Lou-Tex Propylene Pipeline and Sabine Propylene Pipeline systems. These systems provide for the transportation of propylene in Texas and Louisiana.
     The Lou-Tex Propylene Pipeline is a 263-mile pipeline used to transport chemical-grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas. Shell and ExxonMobil are the only customers of this pipeline. The chemical-grade propylene we transport for Shell originates at its underground storage facility located in Sorrento, Louisiana and is delivered to various receipt points between Sorrento, Louisiana and Mont Belvieu, Texas. The receipt points on the Lou-Tex Propylene Pipeline include connections with Vulcan, Westlake Lake Charles, Beaumont Novus, and Shell’s Texas chemical-grade propylene delivery system. The chemical-grade propylene we transport for ExxonMobil originates from its refining and chemical complex located in Baton Rouge, Louisiana and is delivered to either ExxonMobil’s customers or to an underground storage well located in Mont Belvieu, Texas owned by Mont Belvieu Caverns.
     The Sabine Propylene Pipeline consists of a 21-mile pipeline used to transport polymer-grade propylene from Port Arthur, Texas to an interconnect with EPO’s Lake Charles propylene pipeline in Cameron Parish, Louisiana. Shell is the sole customer of this pipeline. The polymer-grade propylene transported for Shell originates from the TOTAL/BASF Port Arthur cracker facility and is delivered to the Lyondell Basell polypropylene facility in Lake Charles, Louisiana.

     Revenues recorded for the Lou-Tex Propylene Pipeline and Sabine Propylene Pipeline are primarily based on exchange agreements with Shell and ExxonMobil. As a result of these exchange agreements, we agree to receive propylene in one location and deliver propylene at another location for a fee. The following information summarizes the exchange agreements with Shell and ExxonMobil:
▪	Shell Exchange Agreements. The term of the Lou-Tex Propylene Pipeline agreement expires in March 2020, but will continue on an annual basis subject to termination by either party. The exchange fees paid by Shell to Lou-Tex Propylene are fixed until such time as a published power index in Louisiana becomes available and the parties agree to use such index. The term of the Sabine Propylene Pipeline agreement expires in November 2011, but will continue on an annual basis subject to termination by either party. The exchange fees paid by Shell to Sabine Propylene are adjusted yearly based on the U.S. Department of Labor wage index and the yearly operating costs of the Sabine Propylene Pipeline. Shell is obligated to meet minimum delivery requirements under the Lou-Tex Propylene and Sabine Propylene agreements. If Shell fails to meet such minimum delivery requirements, it is obligated to pay a deficiency fee to us.

▪	ExxonMobil Exchange Agreement. The term of the Lou-Tex Propylene Pipeline exchange agreement expires in June 2008, but will continue on a monthly basis subject to a two-year termination notice initiated by either party. The exchange fees paid by ExxonMobil are based on the volume of chemical-grade propylene delivered.
     The exchange agreements with Shell and ExxonMobil were assigned by EPO to us concurrently with the closing of our initial public offering. Prior to 2004, the Sabine Propylene Pipeline was regulated by the FERC. The Lou-Tex Propylene Pipeline was also subject to the FERC’s jurisdiction until 2005. For the periods in which the Sabine Propylene Pipeline and the Lou-Tex Propylene Pipeline were subject to FERC regulations, related party revenues with EPO were based on the maximum tariff rate allowed for each system. We continued to charge EPO such maximum transportation rates after both entities were declared exempt from FERC oversight. The assignment of these exchange agreements to us concurrently with the closing of our initial public offering made the tariffs charged by us equal to the fees charged to ExxonMobil and Shell under the terms of their respective Exchange Agreements.
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
     Properties. The Lou-Tex Propylene Pipeline consists of a 263-mile, 10-inch pipeline that was constructed in 1997 and acquired by EPO in March 2000 from an affiliate of Shell. The Sabine Propylene Pipeline consists of a 21-mile, 8-inch pipeline that was constructed by EPO and placed into service in 2002. The following table summarizes average throughput rates for each of these petrochemical pipelines for the periods indicated (volumes in MBPD):

	Approximate	Year Ended December 31,
	Capacity (1)	2007	2006	2005
Lou-Tex Propylene Pipeline	53	25	27	23
Sabine Propylene Pipeline	21	12	10	10

(1)	The maximum number of barrels that these systems can transport per day depends on the operating balance achieved at a given time between various segments of the systems. Because the balance is dependent upon the mix of receipt and delivery capabilities, the exact capacities of the systems cannot be stated. We measure the utilization rates of our NGL and petrochemical pipelines in terms of throughput.
NGL Pipelines & Services
     Our NGL Pipelines & Services segment reflects the operations of our DEP South Texas NGL Pipeline System, which is a 286-mile intrastate pipeline system used to transport NGLs from South Texas to Mont Belvieu, Texas. The system became operational in January 2007, and NGL transportation rates averaged 73 MBPD for the year ended December 31, 2007.
     The sole customer of our DEP South Texas NGL Pipeline System is EPO, which uses the pipeline to ship NGLs processed at its Shoup fractionation plant in Corpus Christi, Texas, its Armstrong fractionation plant located near Victoria, Texas and NGLs purchased from third parties in South Texas to Mont Belvieu, Texas. In 2007, we entered into a ten-year transportation contract with EPO that includes all of the volumes of NGLs transported on the DEP South Texas NGL Pipeline System. Under this contract, EPO pays us a dedication fee of no less than $0.02 per gallon for all NGLs produced at the Shoup and Armstrong fractionation plants whether or not EPO ships any NGLs on the pipeline system. We do not take title to the products transported on the DEP South Texas NGL Pipeline System; rather, EPO retains title and the associated commodity risk.
     Revenues from the dedication fee represent substantially all of the revenues for this business segment. Accordingly, the results of operations for the DEP South Texas NGL Pipeline are dependent upon the level of production of NGLs from the Shoup and Armstrong plants. NGL production volumes from these facilities have varied during recent periods and may vary in the future. If one of the plants shuts down or otherwise decreases production, our revenues would decrease.
     The Shoup plant, located in Corpus Christi, Texas, separates mixed NGLs into purity products such as ethane and propane and has a fractionation capacity of 69 MBPD. The Shoup plant receives mixed NGLs from a gathering pipeline network totaling approximately 350 miles that is linked to six natural gas processing plants located in South Texas. The Armstrong fractionator, located in Dewitt County, Texas, has a capacity of 18 MBPD and fractionates mixed NGLs for EPO’s Armstrong natural gas processing plant exclusively. In the aggregate, the Shoup and Armstrong fractionators produced an average of 72 MBPD, 66 MBPD and 65 MBPD during the years ended December 31, 2007, 2006 and 2005, respectively.
     As noted above, the mixed NGLs processed by the Shoup and Armstrong fractionators originate from natural gas processing plants located in South Texas. Based on industry data, we believe that there will be sufficient quantities of natural gas to support the production of mixed NGLs from these processing plants for the next 20 to 40 years. For example, new sources of rich gas may exist in the Cretaceous sands of southwest Texas and the Oligocene Vicksburg formations below 14,000 feet in south Texas. In the mid-Gulf Coast region, rich Wilcox gas is found at depths in the 10,000 feet to 15,000 feet range. Shale gas in these areas may also have high liquids content. We expect that ongoing natural gas exploration and production activities will result in new volumes that will mitigate the effects of normal depletion rates of existing resource basins.
     Seasonality. Operating results for our DEP South Texas NGL Pipeline do not exhibit a significant degree of seasonality.
     Competition. The DEP South Texas NGL Pipeline is not affected by competition given its long-term transportation agreement with EPO, which is our sole customer on this pipeline.

     Properties. The 286-mile DEP South Texas NGL Pipeline System became operational and began transporting NGLs in January 2007 after undergoing modifications, extensions and interconnections, which we refer to as Phase I of its development. In August 2006, EPO acquired a 220-mile segment of pipeline, ranging from 12 inches to 16 inches in diameter, from a third party for $97.7 million that was the first step in building the DEP South Texas NGL Pipeline System. This initial segment originates in Corpus Christi, Texas and extends to Pasadena, Texas and has a current NGL transportation capacity of approximately 100 MBPD, which is expandable to 175 MBPD under certain conditions. During Phase I, EPO also constructed approximately 13 miles of pipeline and integrated an existing 32-mile pipeline to connect the Shoup and Armstrong fractionators to the system and entered into a lease with TEPPCO for an 11-mile, 10-inch interconnecting pipeline extending from Pasadena, Texas to Baytown, Texas. In January 2007, EPO acquired an additional 10-mile, 18-inch segment of pipeline that connects the leased TEPPCO pipeline to Mont Belvieu, Texas. This 10-mile pipeline segment was purchased from TEPPCO for an aggregate purchase price of $8.0 million. The DEP South Texas NGL Pipeline System was included with the operations and assets contributed to us by EPO at the closing of our initial public offering.
     We are in the final stages of Phase II of the system’s development, which entails the construction of 22 miles of 18-inch pipeline to replace the pipeline we are leasing from TEPPCO and certain other pipeline segments. The Phase II upgrade will provide a significant increase in pipeline capacity and is expected to be operational by the end of the first quarter of 2008.
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
Regulation
Regulation of Our Intrastate Natural Gas Pipelines and Storage Services
     At the federal level, our gas pipelines and gas storage facilities are subject to regulations of the FERC under the Natural Gas Act (“NGA”). Our natural gas intrastate systems provide transportation and storage pursuant to Section 311 of the NGA and Section 284 of the FERC’s regulations. Under Section 311 of the NGA, an intrastate pipeline company may transport gas for an interstate pipeline company or any local distribution company served by an interstate pipeline. We are required to provide these services on an open and nondiscriminatory basis and to make certain rate and other filings and reports are in compliance with the regulations. The rates for Section 311 service can be established by the FERC or the respective state agency. The associated rates may not exceed a fair and equitable rate and are subject to challenge.
     The majority of the natural gas pipelines in the Acadian Gas System are intrastate common carrier pipelines that are subject to various Louisiana state laws and regulations that affect the rates it charges and the terms of service.
     In July 2006, we filed petitions at the FERC for each of our Acadian and Cypress pipelines requesting approval of increased rates for interruptible transportation service performed under Section 311, to be effective October 1, 2006, subject to refund. In December 2006, the FERC approved an uncontested settlement which established our maximum interruptible transportation rate for Section 311 service. This currently effective rate remains subject to complaint by our shippers. We are required to file another rate petition on or before July 11, 2009 to justify our current rates or establish new rates for NGA Section 311 service. The Louisiana Public Service Commission also reviews and approves rates for pipelines providing intrastate service in Louisiana. For example, the Louisiana Public Service Commission regulates Acadian Gas’ city gate sales. We also have a natural gas underground storage facility in Louisiana that is subject to state regulation. In addition to the above regulation, the natural gas industry has historically been subject to numerous other forms of federal, state and local regulation.
Sales of Natural Gas
     We are engaged in natural gas marketing activities. The resale of natural gas in interstate commerce made by intrastate pipelines or their affiliates is subject to FERC regulation unless the gas is produced by the pipeline carrier or an affiliate. Under current federal rules, however, the price at which we sell natural gas currently is not regulated, insofar as the interstate market is concerned and, for the most part, is not subject to state regulation. The FERC’s rules require pipelines and their marketing affiliates who sell natural gas in interstate commerce subject to the FERC’s jurisdiction to adhere to a code of conduct prohibiting market manipulation and transactions that have no legitimate business purpose or result in prices not reflective of legitimate forces of supply and demand. Those who violate this code of conduct may be subject to suspension or loss of authorization to perform such sales, disgorgement of unjust profits, or other appropriate non-monetary remedies imposed by the FERC. The FERC currently has a rulemaking pending which would implement revisions to these rules. The FERC is continually proposing and implementing new rules and regulations affecting segments of the natural gas industry. We cannot predict the ultimate impact of these regulatory changes on our natural gas marketing activities; however, we believe that any new regulations will also be applied to other natural gas marketers with whom we compete.
Regulation of Our Petrochemical Pipeline Services
     Our Lou-Tex Propylene and Sabine Propylene Pipelines are interstate common carrier pipelines regulated by the Surface Transportation Board (“STB”), a part of the United States Department of Transportation, under the current version of the Interstate Commerce Act (“ICA”). The ICA and its implementing regulations give the STB authority to regulate the rates we charge for service on the propylene pipelines and generally require that our rates and practices be just and reasonable and not unduly discriminatory or preferential. For additional information regarding the potential impact of federal, state or local regulatory measures on our business, please read Item 1A “Risk Factors.”
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
     We believe our operations are in material compliance with applicable environmental and safety laws and regulations, and that compliance with existing environmental and safety laws and regulations are not expected to have a material adverse effect on our financial position, results of operations or cash flows. Environmental and safety laws and regulations are subject to change. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and cash flows. As of December 31, 2007, we had a reserve of approximately $0.3 million included in other current liabilities for remediation of ground contamination related to the Acadian Gas System. Below is a discussion of the material environmental laws and regulations that relate to our business.
Water
     The Federal Water Pollution Control Act of 1972, as renamed and amended as the Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters of the United States, as well as state waters. Permits must be obtained to discharge pollutants into these waters. The CWA imposes substantial civil and criminal penalties for non-compliance. The EPA has promulgated regulations that require us to have permits in order to discharge storm water runoff. The EPA has entered into agreements with states in which we operate whereby the permits are administered by their respective states.
     The primary federal law for oil spill liability is the Oil Pollution Act of 1990 (“OPA”), which addresses three principal areas of oil pollution — prevention, containment and cleanup, and liability. OPA subjects owners of certain facilities to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. Any unpermitted release of petroleum or other pollutants from our operations could also result in fines or penalties. OPA applies to vessels, offshore platforms and onshore facilities, including terminals, pipelines and transfer facilities. In order to handle, store or transport oil, shore facilities are required to file oil spill response plans with the United States Coast Guard, the United States Department of Transportation Office of Pipeline Safety (“OPS”) or the EPA, as appropriate.
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
     Congress and some states are currently considering proposed legislation directed at reducing “greenhouse gas emissions.” It is not possible at this time to predict how legislation that may be enacted to address greenhouse gas emissions would impact our business. However, future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Solid Waste
     In our normal operations, we generate hazardous and non-hazardous solid wastes, including hazardous substances that are subject to the requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state laws, which impose detailed requirements for the handling, storage treatment and disposal of hazardous and solid waste. We also utilize waste minimization and recycling processes to reduce the volumes of our waste. Amendments to RCRA required the EPA to promulgate regulations banning the land disposal of all hazardous wastes unless the waste meets certain treatment standards or the land-disposal method meets certain waste containment criteria. In the past, although we utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons and other materials may have been disposed of or released. In the future, we may be required to remove or remediate these materials.
Environmental Remediation
     The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund” laws, impose liability, without regard to fault or the legality of the original act, on certain classes of persons who contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a facility where a release occurred, transporters that select the site of disposal of hazardous substances and companies that disposed of or arranged for the disposal of any hazardous substances found at a facility. Under CERCLA, these persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Despite the “petroleum exclusion” of CERCLA that currently encompasses natural gas, we may nonetheless handle “hazardous substances” subject to CERCLA in the course of our operations and our pipeline systems may generate wastes that fall within CERCLA’s definition of a “hazardous substance.” In the event a disposal facility previously used by us requires clean up in the future, we may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.
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
     The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require us to organize and disclose information about the hazardous materials used in our operations. Certain parts of this information must be reported to federal, state and local governmental authorities and local citizens upon request.
Employees
     Like many publicly traded partnerships, we have no employees. All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement. As of December 31, 2007, there were approximately 1,400 EPCO personnel that spend all or a portion of their time engaged in our business. Approximately 100 of these individuals devote all of their time performing management and operating duties for us. We reimburse EPCO for 100% of the costs it incurs to employ these individuals. The remaining approximate 1,300 personnel are part of EPCO’s shared service organization and spend all or a portion of their time engaged in our business. The cost for their services is reimbursed to EPCO and is generally based on the percentage of time such employees perform services on our behalf during the year. For additional information regarding the administrative services agreement and our relationship with EPCO, see Note 15 of the Notes to Financial Statements included under Item 8 of this annual report.
Available Information
     We electronically file certain documents with the U.S. Securities and Exchange Commission (“SEC”). We file annual reports on Form
10-K; quarterly reports on Form 10-Q; and current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto. From time-to-time, we may also file registration statements and related documents in connection with equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports and other information regarding registrants that file electronically with the SEC.
     We provide electronic access to our periodic and current reports on our Internet website, www.deplp.com. These reports are available as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. You may also contact our investor relations department at (866) 230-0745 for paper copies of these reports free of charge.
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
     We operate predominantly in the midstream energy sector that includes transporting and storing natural gas, NGLs and propylene. As such, our results of operations, cash flows and financial condition may be materially adversely affected by changes in the prices of these hydrocarbon products and by changes in the relative price levels among these hydrocarbon products. Changes in prices and changes in the relative price levels may impact demand for hydrocarbon products, which in turn may impact production and volumes transported by us and related transportation and storage handling fees. We may also incur price risk to the extent counterparties do not perform in connection with our marketing of natural gas.
     In the past, the prices of natural gas have been extremely volatile, and we expect this volatility to continue. The NYMEX daily settlement price for natural gas for the prompt month contract in 2005 ranged from a high of $15.38 per MMBtu to a low of $5.79 per MMBtu. In 2006, the same index ranged from a high of $10.63 per MMBtu to a low of $4.20 per MMBtu. In 2007, the NYMEX daily settlement price for natural gas ranged from a high of $8.64 per MMBtu to a low of $5.38 per MMBtu.
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
     We are indirectly exposed to natural gas and NGL commodity price risk. An increase in natural gas prices or a decrease in NGL prices could result in a decrease in the volume of NGLs fractionated by EPO’s Shoup and Armstrong fractionators, which would result in a decrease in gross operating margin for the DEP South Texas NGL Pipeline.
A decrease in demand for natural gas, NGL products or petrochemical products by the petrochemical, refining or heating industries could materially adversely affect our results of operations, cash flows and financial position.
     A decrease in demand for natural gas, NGL products or petrochemical products by the petrochemical, refining or heating industries, whether because of a general downturn in economic conditions, reduced demand by consumers for the end products made with products we transport, increased competition from petroleum-based products due to pricing differences, adverse weather conditions, increased government regulations affecting prices and production levels of natural gas or other reasons, could materially adversely affect our results of operations, cash flows and financial position. For example:
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
Any decrease in supplies of natural gas could adversely affect our business and operating results. Our success depends on our ability to obtain access to new sources of natural gas from both domestic production and LNG terminals, which sources are dependent on factors beyond our control.
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
     The level of drilling activity is dependent on economic and business factors beyond our control. The primary factor that impacts drilling decisions is the price of oil and natural gas. These commodity prices reached record levels during 2005, but current prices have declined in recent months. A sustained decline in natural gas prices could result in a decrease in exploration and development activities in the fields served by our pipelines, which would lead to reduced throughput levels on our pipelines. Other factors that impact production decisions include producers’ capital budget limitations, the ability of producers to obtain necessary drilling and other governmental permits, the availability and cost of drilling rigs and other drilling equipment, and regulatory changes. Because of these factors, even if new natural gas reserves were discovered in areas served by our pipelines, producers may choose not to develop those reserves or may connect them to different pipelines.
     Imported LNG is expected to be a significant component of future natural gas supply to the United States. Much of this increase in LNG supplies is expected to be imported through new LNG facilities to be developed over the next decade. Twelve LNG projects have been approved by the FERC to be constructed in the Gulf Coast region and an additional two LNG projects have been proposed for the region. We cannot predict which, if any, of these projects will be constructed. If a significant number of these new projects fail to be developed with their announced capacity, or there are significant delays in such development, or if they are built in locations where they are not connected to our systems, or they do not influence sources of supply on our systems, we may not realize expected increases in future natural gas supply available for transportation through our systems.
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
In accordance with industry practice, we do not obtain independent evaluations of natural gas and NGL reserves dedicated to our pipeline systems, including our DEP South Texas NGL Pipeline System. Accordingly, volumes of natural gas gathered on our pipeline systems in the future could be less than we anticipate, which could adversely affect our cash flow and our ability to make cash distributions to unitholders.
     In accordance with industry practice, we do not obtain independent evaluations of natural gas reserves connected to our pipeline systems due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations. Accordingly, we do not have estimates of total reserves dedicated to our systems (or to processing and fractionation facilities such as those serving EPO in South Texas) or the anticipated lives of such reserves. If the total reserves or estimated lives of the reserves connected to our pipeline systems, particularly in South Texas, is less than we anticipate and we are unable to secure additional sources of natural gas or NGLs, then the volumes of NGLs transported gathered on our DEP South Texas NGL Pipeline System; natural gas gathered on our Acadian Gas System and other pipeline systems in the future could be less than we anticipate. A decline in the volumes of natural gas or NGLs gathered on our pipeline systems could have an adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.
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
     As of December 31, 2007, we had $200.0 million of indebtedness outstanding under our credit agreement and the ability to borrow up to an additional $100.0 million, subject to certain conditions and limitations, under the credit agreement. Our significant level of indebtedness could have important consequences to us, including:
▪	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

▪	covenants contained in our existing and future credit and debt arrangements require us to meet certain financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

▪	we may need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operation, future business opportunities and distributions to unitholders; and

▪	our debt level may make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.
     Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which may be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we may be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisition, investments or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms or at all.
Increases in interest rates could materially adversely affect our business, results of operations, cash flows and financial condition.
     We have exposure to increases in interest rates. As of December 31, 2007, we effectively had $25.0 million of consolidated variable-rate debt. As a result, our results of operations, cash flows and financial condition could be adversely affected by significant increases in interest rates.
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
     Our strategy contemplates growth through the development and acquisition of a wide range of midstream and other energy infrastructure assets while maintaining a strong balance sheet. This strategy includes constructing and acquiring additional assets and businesses to enhance our ability to compete effectively and diversifying our asset portfolio, thereby providing more stable cash flow. We regularly consider and enter into discussions regarding, and are currently contemplating and/or pursuing, potential joint ventures, stand alone projects or other transactions that we believe may present opportunities to realize synergies, expand our role in the energy infrastructure business and increase our market position.
     We will require substantial new capital to finance the future development and acquisition of assets and businesses. Any limitations on our access to capital may impair our ability to execute this strategy. If the cost of such capital becomes too expensive, our ability to develop or acquire accretive assets will be limited. We may not be able to raise the necessary funds on satisfactory terms, if at all. The primary factors that influence our initial cost of equity include market conditions, fees we pay to underwriters and other offering costs, which include amounts we pay for legal and accounting services. The primary factors influencing our cost of borrowing include interest rates, credit spreads, covenants, underwriting or loan origination fees and similar charges we pay to lenders.
     In addition, we are experiencing increased competition for the types of assets and businesses we would likely be interested in purchasing or acquiring. Increased competition for a limited pool of assets could result in our losing to other bidders more often or acquiring assets at less attractive prices. Either occurrence would limit our ability to fully execute our growth strategy. Our inability to execute our growth strategy may materially adversely affect our ability to maintain or pay higher distributions in the future.
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
     Our payment of principal and interest on our debt will reduce cash available for distributions on our common units. Furthermore, our credit agreement could limit our ability to make distributions upon the occurrence of the following events, among others:
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
Because our general partner does not own incentive distribution rights in our distributions, we may elect to acquire or build energy infrastructure assets that have a lower expected return on investment than a similarly situated publicly traded energy partnership whose partner owns incentive distribution rights.
      Duncan Energy was formed in part to support the growth objectives of EPO. EPO, the owner of our general partner, elected to forgo incentive distribution rights with respect to our distributions for the purpose of reducing our expected long-term cost of equity capital. This should allow us to acquire or build energy infrastructure assets with lower expected returns on investment that should still be accretive on a per unit basis. Such expected returns on investment may not be considered economically viable by other similarly situated publicly traded partnerships whose general partner owns incentive distribution rights, including Enterprise Products Partners. In addition, we may elect to participate in capital projects with Enterprise Products Partners and/or TEPPCO, whereby our expected return on investment may be lower than that of Enterprise Products Partners and/or TEPPCO, yet is still ultimately expected to be accretive on a per unit basis for our common units. Should the returns and cash flow from operations from such acquisitions or capital projects not materialize as expected, we may not be able to support our cash distribution rate at current levels or increase our cash distribution rate to partners in the future.
We may not be able to make acquisitions or to make acquisitions on economically acceptable terms, which may limit our ability to grow.
     We are limited in our ability to make acquisitions by our business opportunity agreements with EPO and Enterprise GP Holdings. These agreements entitle them to take business opportunities for the benefit of themselves before allowing us to take them. In addition, our ability to grow depends, in part, on our ability to make acquisitions that result in an increase in the cash generated from operations per unit. If we are unable to make these accretive acquisitions either because we are (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms, or (3) outbid by competitors, then our future growth and ability to maintain and increase over time distributions will be limited.
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
We depend in large part on EPO and the continued success of its business as we operate our assets as part of their value chain, and adverse changes in its related businesses may reduce our revenue, earnings or cash available for distribution.
     We have entered into a number of material contracts with EPO and its subsidiaries relating to transportation and storage services and leases. Our cash flows and financial condition depend in large part on the continued success of EPO as we operate our assets as part of its value chain. For example, our DEP South Texas NGL Pipeline System revenues depend solely on the volumes processed at the South Texas facilities owned by EPO. EPO has no obligation to produce any volumes at these facilities. If anticipated volumes are not processed by EPO at these facilities, our estimated revenues on this system will be reduced.
     Any adverse changes in the business of EPO, due to market conditions, sales of assets or otherwise, or the failure of EPO to renew any of its material agreements with us, could reduce our revenue, earnings or cash available for distribution. See Item 13 for additional information regarding certain agreements with EPO.
The credit and risk profile of our general partner and its owners could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital.
     The credit and business risk profiles of a general partner or owners of a general partner may be factors in credit evaluations of a limited partnership by the nationally recognized debt rating agencies. This is because the general partner controls the business activities of the partnership, including its cash distribution policy and acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of our general partner and its owners, including the degree of their financial leverage and their dependence on cash flow from the partnership to service their indebtedness.
     If we were to seek a credit rating in the future, our credit rating may be adversely affected by the leverage of the owners of our general partner, as credit rating agencies may consider these entities’ leverage because of their ownership interest in and control of us, the strong operational links between them and their affiliates and us, and our reliance on EPO for a substantial percentage of our revenue. Any such adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise money in the capital markets, which would impair our ability to grow our business and make distributions to unitholders.
     Affiliates of EPCO and Enterprise Products Partners, the indirect owner of our general partner, have significant indebtedness outstanding and are dependent principally on the cash distributions from their limited partner interests in Enterprise Products Partners, Enterprise GP Holdings and TEPPCO to service such indebtedness. Any distributions by Enterprise Products Partners, Enterprise GP Holdings and TEPPCO to such entities will be made only after satisfying their then-current obligations to their creditors. Although we have taken certain steps in our organizational structure, financial reporting and contractual relationships to reflect the separateness of us and our general partner from the entities that control our general partner, and other entities controlled by EPCO, our credit ratings and business risk profile could be adversely affected if the ratings and risk profiles of EPCO or the entities that control our general partner were viewed as substantially lower or more risky than ours.
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
     We cannot assure you that our construction projects will not be delayed due to government permits, weather conditions or other factors beyond our control. In addition, one of the ways we intend to grow our business is through the construction of new midstream energy assets. The construction of new assets involves numerous operational, regulatory, environmental, political and legal risks beyond our control and may require the expenditure of significant amounts of capital. These potential risks include, among other things, the following:
▪	we may be unable to complete construction projects on schedule or at the budgeted cost due to the unavailability of required construction personnel or materials, accidents, weather conditions or an inability to obtain necessary permits;

▪	we will not receive any material increases in revenues until the project is completed, even though we may have expended considerable funds during the construction phase, which may be prolonged;

▪	we may construct facilities to capture anticipated future growth in production or demand in a region in which such growth does not materialize;

▪	since we are not engaged in the exploration for and development of natural gas reserves, we may not have access to third-party estimates of reserves in an area prior to our constructing facilities in the area. As a result, we may construct facilities in an area where the reserves are materially lower than we anticipate;

▪	where we do rely on third-party estimates of reserves in making a decision to construct facilities, these estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating reserves; and

▪	we may be unable to obtain rights-of-way to construct additional pipelines or the cost to do so may be uneconomical.
     The occurrence of any of these risks could adversely affect our ability to achieve growth in the level of our cash flows or realize benefits from expansion opportunities or construction projects.
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
     The intrastate natural gas pipeline transportation services we provide are subject to various Louisiana state laws and regulations that apply to the rates we charge and the terms and conditions of the services we offer. Although state regulation typically is less onerous than FERC regulation, the rates we charge and the provision of our services may be subject to challenge. In addition, the transportation and storage services furnished by our intrastate natural gas facilities on behalf of interstate natural gas pipelines or certain local distribution companies are regulated by the FERC pursuant to Section 311 of the NGA. Pursuant to the NGA, we are required to offer those services on an open and nondiscriminatory basis at a fair and equitable rate. Such FERC-regulated NGA Section 311 rates also may be subject to challenge and successful challenges may adversely affect our revenues.
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
     In May 2005, the FERC issued a policy statement permitting the inclusion of an income tax allowance in the cost of service-based rates of a pipeline organized as a tax pass-through partnership entity to reflect actual or potential income tax liability on public utility income, if the pipeline proves that the ultimate owner of its interests has an actual or potential income tax liability on such income. The policy statement also provides that whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. In August 2005, the FERC also dismissed requests for rehearing of its new policy statement. On December 16, 2005, the FERC issued its first significant case-specific review of the income tax allowance issue in another company’s rate case. The FERC reaffirmed its new income tax allowance policy and directed the subject pipeline to provide certain evidence necessary for the pipeline to determine its income tax allowance. The new tax allowance policy and the December 16 order was appealed to the United States Court of Appeals for the District of Columbia Circuit. On May 29, 2007, the Court of Appeals issued its order upholding the FERC policy providing an income tax allowance for any “actual or potential income tax liability” incurred by the respective partners of a limited partnership and the application of the policy in the case before the Court.
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
We depend on EPO and certain other key customers for a significant portion of our revenues. The loss of any of these key customers could result in a decline in our revenues and cash available to make distributions to our unitholders.
     We rely on a limited number of customers for a significant portion of revenues. For the year ended December 31, 2007 and 2006, EPO and its affiliates accounted for approximately 9% and 13% of our total consolidated revenues, respectively. In addition, several of our assets also rely on only one or two customers for the asset’s cash flow. For example, the only shipper on our DEP South Texas NGL Pipeline System is EPO; there are only two customers on our Lou-Tex Propylene Pipeline; there is only one customer on our Sabine Propylene Pipeline; and there is only one shipper on the pipeline held by Evangeline. In order for new customers to use these pipelines, we or the new shippers would be required to construct interim pipeline connections.
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
     We depend on the leadership, involvement and services of Dan L. Duncan, the founder of EPCO and the Chairman of our general partner. Mr. Duncan has been integral to the success of EPO and the success of EPCO, and will be integral to our success, due in part to his ability to identify and develop business opportunities, make strategic decisions and attract and retain key personnel. The loss of his leadership and involvement or the services of key members of our senior management team could have a material adverse effect on our business, results of operations, cash flows and financial condition.
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
Risks Inherent in an Investment in Us
Enterprise Products Partners and its affiliates, EPO and EPCO and its affiliates may compete with us, and business opportunities may be directed by contract to those affiliates prior to us under the administrative services agreement.
     Our partnership agreement does not prohibit Enterprise Products Partners and its affiliates, EPO and EPCO and their affiliates, other than our general partner, from owning and operating natural gas and NGL pipelines and storage assets or engaging in businesses that otherwise compete directly or indirectly with us. In addition, Enterprise Products Partners, EPO and EPCO may acquire, construct or dispose of additional midstream energy or other natural gas assets in the future, without any obligation to offer us the opportunity to purchase or construct any of these assets.
     Under the amended and restated administrative services agreement we entered into at the closing of our initial public offering, if any business opportunity, other than a business opportunity to acquire general partner interests and other related equity securities in a publicly traded partnership, is presented to EPCO and its affiliates, us and our general partner, EPO, Enterprise Products Partners and its general partner, or Enterprise GP Holdings and its general partner, then EPO will have the first right to pursue such opportunity for itself or, in its sole discretion, to affirmatively direct the opportunity to us. If EPO abandons the business opportunity for itself or for us, then Enterprise GP Holdings will have the second right to pursue such opportunity. If any business opportunity to acquire general partner interests and other related equity securities in a publicly traded partnership is presented, then Enterprise GP Holdings will have the right to pursue such opportunity before EPO is given the opportunity to pursue it for itself or to direct it to us. Accordingly, we are limited by contract in our ability to take certain business opportunities for our partnership. See Item 13 of this annual report.

Our general partner and its affiliates own a controlling interest in us and have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to your detriment.
     As of December 31, 2007, EPO directly owns a 2% general partner interest and approximately 26.4% of our outstanding common units and controls our general partner, which controls us. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage it and our general partner in a manner beneficial to Enterprise Products Partners and its affiliates. Furthermore, certain directors and officers of our general partner may be directors or officers of affiliates of our general partner. Conflicts of interest may arise between Enterprise Products Partners and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These potential conflicts include, among others, the following situations:
▪	Enterprise Products Partners, EPCO and their affiliates may engage in substantial competition with us on the terms set forth in an amended and restated administrative services agreement.

▪	Neither our partnership agreement nor any other agreement requires EPCO, Enterprise Products Partners, Enterprise GP Holdings and TEPPCO or their affiliates (other than our general partner) to pursue a business strategy that favors us. Directors and officers of EPCO and the general partners of Enterprise Products Partners, Enterprise GP Holdings and TEPPCO and their affiliates have a fiduciary duty to make decisions in the best interest of their shareholders or unitholders, which may be contrary to our interests.

▪	Our general partner is allowed to take into account the interests of parties other than us, such as EPCO, Enterprise Products Partners, Enterprise GP Holdings and TEPPCO and their affiliates, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

▪	Some of the officers of EPCO who provide services to us also may devote significant time to the business of Enterprise Products Partners, Enterprise GP Holdings and TEPPCO, and will be compensated by EPCO for such services.

▪	Our partnership agreement limits the liability and reduces the fiduciary duties of our general partner, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. By purchasing common units, unitholders will be deemed to have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law.

▪	Our general partner determines the amount and timing of asset purchases and sales, operating expenditures, capital expenditures, borrowings, repayments of indebtedness, issuances of additional partnership securities and cash reserves, each of which can affect the amount of cash that is available for distribution to our unitholders.

▪	Our general partner determines which costs, including allocated overhead, incurred by it and its affiliates are reimbursable by us.

▪	EPO or TEPPCO may propose to contribute additional assets to us and, in making such proposal, the directors of those entities have a fiduciary duty to their unitholders and not to our unitholders.

▪	Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf.

▪	Our general partner intends to limit its liability regarding our contractual obligations.

▪	Our general partner may exercise its rights to call and purchase all of our common units if, at any time, it and its affiliates own 80% or more of the outstanding common units.

▪	Our general partner controls the enforcement of obligations owed to us by it and its affiliates, including the administrative services agreement.

▪	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.
     See Item 13 of this annual report for additional information regarding our relationships with EPCO and EPO.
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
An affiliate of EPO has the power to appoint and remove our directors and management.
     Because EPO owns 100% of DEP GP, it has the ability to elect all the members of the board of directors of our general partner. Our general partner has control over all decisions related to our operations. Furthermore, the goals and objectives of EPO relating to us may not be consistent with those of a majority of the public unitholders.
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
     As a result, our unitholders may be required to sell their common units at a price that is less than the initial offering price or, because of the manner in which the purchase price is determined, at a price less than the then current market price of our common units. In addition, this call right may be exercised at an otherwise undesirable time or price and unitholders may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units or other equity securities and exercising its call right. If our general partner exercised its call right, the effect would be to take us private and, if our common units were subsequently deregistered, we might no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of February 1, 2008, affiliates of Enterprise Products Partners, which owns our general partner, owned approximately 26.4% of our outstanding common units.
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
     Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner, including the independent directors, is chosen entirely by its owners and not by the unitholders. Furthermore, even if our unitholders were dissatisfied with the performance of our general partner, they will, practically speaking, have a limited ability to remove our general partner. As a result of these limitations, the price at which our common units trade could be diminished because of the absence or reduction of a control premium in the trading price.
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
     At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Our partnership agreement does not give unitholders the right to approve our issuance of equity securities ranking junior to our common units at any time. In addition, our partnership agreement does not prohibit the issuance by our subsidiaries of equity securities, which may effectively rank senior to our common units. The issuance by us of additional common units or other equity securities will have the following effects:
▪	the ownership interest of unitholders immediately prior to the issuance will decrease;

▪	the amount of cash available for distributions on each common unit may decrease;

▪	the relative voting strength of each previously outstanding common unit may be diminished;

▪	the ratio of taxable income to distributions may increase; and

▪	the market price of our common units may decline.
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
     Affiliates of Enterprise Products Partners currently own a 34% minority equity interest in all of our operating subsidiaries and have a right of first refusal to acquire these subsidiaries or their material assets if we desire to sell them, other than inventory and other assets sold in the ordinary course of business. These rights may adversely affect our ability to dispose of these assets. In addition, our ownership interest in Mont Belvieu Caverns may be diluted, and the cash flow from our NGL & Petrochemical Storage Services segment may be reduced, if we do not contribute our proportionate share of certain future costs to fund expansion projects at Mont Belvieu Caverns.
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
     Prior to making any distribution on our common units, we will reimburse EPCO and its affiliates for all expenses they incur on our behalf, including allocated overhead. These amounts will include all costs incurred in managing and operating us, including costs for rendering administrative staff and support services to us, and overhead allocated to us by EPCO. The payment of these amounts, including allocated overhead, to EPCO and its affiliates could adversely affect our ability to make distributions to our unitholders. EPCO has sole discretion to determine the amount of these expenses. In addition, EPCO and its affiliates may provide other services to us for which we will be charged fees as determined by EPCO.
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
     Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of DEP GP or EPO to transfer their equity interests in our general partner or our general partner to a third party. The new equity owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with their own choices and to influence the decisions taken by the board of directors and officers of our general partner.
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
     If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%. Distributions to our unitholders could generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits could flow through to unitholders. Because a tax could be imposed upon us as a corporation, our cash available for distribution to our common unitholders could be substantially reduced. Thus, treatment of us as a corporation could result in a material reduction in the after-tax return to our common unitholders, likely causing a substantial reduction in the value of our common units.
     Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to a material amount of entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states (including Texas) are evaluating ways to enhance state-tax collections. For example, our operating subsidiaries are subject to a newly revised Texas franchise tax (the “Revised Texas Franchise Tax”) on the portion of their revenue that is generated in Texas beginning for tax reports due on or after January 1, 2008. Specifically, the Revised Texas Franchise Tax is imposed at a maximum effective rate of 0.7% of the operating subsidiaries’ gross revenue that is apportioned to Texas. If any additional state were to impose an entity-level tax upon us or our operating subsidiaries, the cash available for distribution to our common unitholders could be reduced.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
     The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, or Qualifying Income Exception, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Section 7704(d) of the Internal Revenue Code. It is possible that these legislative efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred.
     We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
     Common unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive any cash distributions from us. Our common unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability resulting from their share of our taxable income.

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
Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
     Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to unitholders who are organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.
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
     In addition to federal income taxes, our common unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Our common unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, they may be subject to penalties for failure to comply with those requirements. We own property or conduct business in Louisiana and Texas. We may own property or conduct business in other states or foreign countries in the future. It is the responsibility of the common unitholders to file all federal, state and local tax returns.
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
Item 4. Submission of Matters to a Vote of Unitholders.
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.
     We completed our initial public offering on February 5, 2007. Our common units are listed on the NYSE under the ticker symbol “DEP.” As of February 1, 2008, there were approximately 30 unitholders of record of our common units. The following table presents the high and low sales prices for our common units during the periods indicated (as reported by the NYSE Composite Transaction Tape) and the amount, record date and payment date of the quarterly cash distributions we paid on each of our common units.

			Cash Distribution History
	Price Ranges		Per	Record	Payment
2007	High	Low	Unit	Date	Date

1st Quarter (1)	$27.30	$22.10	$0.2440	April 30, 2007	May 9, 2007
2nd Quarter	29.55	24.80	0.4000	July 31, 2007	August 8, 2007
3rd Quarter	29.39	20.25	0.4100	October 31, 2007	November 7, 2007
4th Quarter	25.20	20.51	0.4100	January 31, 2008	February 7, 2008

(1)	Our first cash distribution was prorated for the 55-day period from and including February 5, 2007 (the date of our initial public offering) through March 31, 2007 and based on a declared quarterly distribution of $0.40 per unit.
     The quarterly cash distributions per unit shown in the table above correspond to cash flows for the quarters indicated. The actual cash distributions (i.e., the payments made to our partners) occur within 45 days after the end of such quarter. We expect to fund our quarterly cash distributions to partners primarily with cash provided by operating activities. For additional information regarding our cash flows from operating activities, see “Liquidity and Capital Resources” included under Item 7 of this annual report. Although the payment of cash distributions is not guaranteed, we expect to continue to pay comparable cash distributions in the future.
     We had no sales of unregistered securities during the eleven months ended December 31, 2007 and we have no common units authorized for issuance under an equity compensation plan. We did not repurchase any of our common units during the eleven months ended December 31, 2007.
Item 6. Selected Financial Data.
     The following table presents selected historical consolidated financial data of Duncan Energy Partners and combined financial data of Duncan Energy Partners Predecessor. This information has been derived from our audited financial statements and should be read in conjunction with such statements included under Item 8 of this annual report. As presented in the table, amounts are in thousands (except per unit data).

	Duncan Energy
	Partners	Duncan Energy Partners Predecessor
	For the Eleven	For the One
	Months Ended	Month Ended
	December 31,	January 31,	For the Year Ended December 31,
	2007	2007	2006	2005	2004	2003

Operating Results Data:
Revenues	$797,044	$66,674	$924,478	$953,397	$748,931	$668,234
Income from continuing operations (1)	$19,232	$5,035	$55,328	$39,669	$58,124	$52,454
Net income	$19,232	$5,035	$55,337	$39,087	$58,124	$52,454
Basic and diluted net income per unit	$0.930	n/a	n/a	n/a	n/a	n/a

Cash distributions per common unit (2)	$1.464	n/a	n/a	n/a	n/a	n/a

Financial position data (at period end):
Total assets (3)	$982,406	$810,847	$804,112	$642,840	$590,487	$581,816
Long-term debt (4)	$200,000	n/a	n/a	n/a	n/a	n/a
Owners’ net investment — Predecessor	n/a	$739,372	$725,797	$527,767	$509,719	$524,127
Partners’ equity	$316,775	n/a	n/a	n/a	n/a	n/a
Total common units outstanding	20,302	n/a	n/a	n/a	n/a	n/a

(1)	Represents income before the cumulative effect of changes in accounting principles.

(2)	Represents cash distributions declared by the Partnership with respect to the eleven-month period since its initial public offering.

(3)	Total assets have increased since our initial public offering due to our capital spending program.

(4)	Represents the Partnership’s revolving credit facility. See Note 11 of the Notes to Financial Statements included under Item 8 of this annual report.
     Information regarding our consolidated results of operations and liquidity and capital resources can be found under Item 7 of this annual report. The historical combined financial information of Duncan Energy Partners Predecessor reflects the assets, liabilities and operations contributed to us by EPO at the closing of our initial public offering on February 5, 2007 (effective February 1, 2007 for financial accounting and reporting purposes). Our historical consolidated financial information differs from the combined financial information of the Predecessor due to a variety of factors, including the following:
▪	Partial ownership of operating assets;

▪	No historical results for our NGL Pipelines & Services Segment;

▪	Increase in outstanding indebtedness;

▪	Increased storage fees;

▪	Special allocation of storage well and operational measurement gains and losses;

▪	Decrease in propylene transportation rates; and

▪	Additional general and administrative expenses.
     For additional information regarding these factors, see “Basis of Financial Statement Presentation” included under Item 7 of this annual report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For the years ended December 31, 2007, 2006 and 2005.
     The following information should be read in conjunction with our financial statements and accompanying notes included under Item 8 of this annual report. Our discussion and analysis includes the following:
▪	Cautionary Note Regarding Forward-Looking Statements.

▪	Significant Relationships Referenced in this Discussion and Analysis.

▪	Overview of Business.

▪	Recent Developments — Discusses significant developments since our initial public offering in February 2007.

▪	Basis of Financial Statement Presentation.

▪	Results of Operations — Discusses material year-to-year variances in our Statements of Consolidated/Combined Operations.

▪	Liquidity and Capital Resources — Addresses available sources of liquidity and capital resources and includes a discussion of our capital spending program.

▪	Critical Accounting Policies and Estimates.

▪	Other Items — Includes information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and similar disclosures.
     As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d BBtus Bcf MBPD MMBbls MMBtus MMcf	= per day = billion British thermal units = billion cubic feet = thousand barrels per day = million barrels = million British thermal units = million cubic feet
     Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Cautionary Note Regarding Forward-Looking Statements
     This annual report contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A of this annual report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements.
Significant Relationships Referenced in this Discussion and Analysis
     Duncan Energy Partners L.P. did not own any assets prior to February 5, 2007, which was the date it completed its initial public offering of common units. The historical business and operations of Duncan Energy Partners L.P. prior to February 1, 2007 are referred to as “Duncan Energy Partners Predecessor.” Unless the context requires otherwise, references to “we,” “us,” “our,” “the Partnership” or “Duncan Energy Partners” are intended to mean the business and operations of Duncan Energy Partners L.P. and its consolidated subsidiaries since February 5, 2007. When used in a historical context prior to February 5, 2007, these terms are intended to mean the combined business and operations of Duncan Energy Partners Predecessor.
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
     References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., which owns Enterprise Products Operating LLC. Enterprise Products Partners is a publicly traded partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”
     References to “EPO” mean our Parent, which is Enterprise Products Operating LLC and its consolidated subsidiaries. EPO owns a 100% interest in the Partnership’s general partner and is a significant owner of the Partnership’s common units.
     References to “EPGP” mean Enterprise Products GP, LLC, the general partner of Enterprise Products Partners.
     References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded affiliate, the common units of which are listed on the NYSE under the ticker symbol “TPP.”
     References to “TEPPCO GP” mean Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and is wholly owned by Enterprise GP Holdings L.P.

     References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”). Energy Transfer Equity is a publicly traded Delaware limited partnership, the registered limited partnership interests of which are listed on the NYSE under the ticker symbol “ETE.” The general partner of Energy Transfer Equity is LE GP, LLC (“LE GP”). On May 7, 2007, Enterprise GP Holdings acquired non-controlling interests in both LE GP and Energy Transfer Equity.
     References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., which owns EPGP, TEPPCO GP and limited partner interests in Enterprise Products Partners and TEPPCO. Enterprise GP Holdings is a publicly traded partnership, the units of which are listed on the NYSE under the ticker symbol “EPE.”
     References to “EPE Holdings” mean EPE Holdings, LLC, which is the general partner of Enterprise GP Holdings.
     References to “EPCO” mean EPCO, Inc., which is a related party affiliate to all of the foregoing named entities.
     All of the aforementioned entities are affiliates and under common control of Mr. Dan L. Duncan, the Co-Chairman and controlling shareholder of EPCO.
Overview of Business
     Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.” We were formed by Enterprise Products Partners in September 2006 to acquire, own and operate a diversified portfolio of midstream energy assets and to support growth objectives of EPO. We are owned 98% by our limited partners and 2% by our general partner, DEP GP, which is a wholly owned subsidiary of EPO. DEP GP is responsible for managing all of our operations and activities. EPCO provides all employees and certain administrative services for us.
     On February 5, 2007, we completed our initial public offering of 14,950,000 common units, which generated net proceeds of $290.5 million. We distributed $260.6 million of such net proceeds, plus $198.9 million in borrowings under our credit facility along with a final amount of 5,351,571 of our common units to EPO as consideration for a 66% equity ownership interest in each of the following businesses (effective February 1, 2007):
▪	Mont Belvieu Caverns owns and operates salt dome caverns and a brine system located in Mont Belvieu, Texas.

▪	Acadian Gas gathers, transports, stores and markets natural gas in Louisiana utilizing over 1,000 miles of high-pressure transmission pipelines and lateral and gathering lines with an aggregate throughput capacity of one billion cubic feet per day (the “Acadian Gas System”), including a 27-mile pipeline owned by our unconsolidated affiliate Evangeline Gas Pipeline L.P. (“Evangeline”) and a leased storage cavern with three billion cubic feet of storage capacity.

▪	Lou-Tex Propylene owns a 263-mile pipeline used to transport chemical-grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas.

▪	Sabine Propylene owns a 21-mile pipeline used to transport polymer-grade propylene from Port Arthur, Texas to a pipeline interconnect in Cameron Parish, Louisiana on a transport-or-pay basis.

▪	South Texas NGL owns the DEP South Texas NGL Pipeline System, which is a 286-mile NGL pipeline extending from Corpus Christi, Texas to Mont Belvieu, Texas that commenced operations in January 2007.

     EPO operated the underlying assets of Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene and Sabine Propylene for several years prior to its contribution of equity interests in such entities to us. On February 5, 2007, DEP Operating Partnership directly or indirectly assumed these responsibilities.
     EPO may contribute or sell other equity interests in its subsidiaries or other of its or its subsidiaries’ assets to the Partnership and use the proceeds it receives to fund its capital spending program. However, EPO has no obligation or commitment to make such contributions or sales to the Partnership.
     In certain cases, EPO is responsible for funding 100% of project costs rather than sharing such costs with the Partnership in accordance with the existing sharing ratio of 66% funded by the Partnership and 34% funded by EPO. See our discussion of “Financing Activities” beginning on page 55 of this annual report for information regarding recent cash contributions made by EPO in connection with the Omnibus Agreement and Mont Belvieu Caverns’ limited liability company agreement.
Recent Developments
     The following information highlights significant developments since our initial public offering in February 2007 through the date of this quarterly filing:
▪	In January 2008, the board of directors of our general partner declared a quarterly cash distribution rate of $0.41 per common unit. This distribution was paid on February 7, 2008 to unitholders of record on January 31, 2008. The following table summarizes our quarterly cash distributions since our initial public offering:

	Cash Distribution History
	Distribution	Record	Payment
	per Unit	Date	Date

1st Quarter 2007 (1)	$0.244	Apr. 30, 2007	May 9, 2007
2nd Quarter 2007	$0.400	Jul. 31, 2007	Aug. 8, 2007
3rd Quarter 2007	$0.410	Oct. 31, 2007	Nov. 7, 2007
4th Quarter 2007	$0.410	Jan. 31, 2008	Feb. 7, 2008

(1)	Distribution per unit based on a declared quarterly distribution of $0.400 pro-rated over 55 days.
▪	In July 2007, the board of directors of our general partner announced changes to its senior management team that became effective August 1, 2007. The board of directors of our general partner elected W. Randall Fowler as executive vice president and chief financial officer, Mr. Fowler was promoted to fill the position vacated by Michael A. Creel, who became the president and chief executive officer of Enterprise Products Partners.
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

     Our discussion of the financial condition and results of operations for Duncan Energy Partners Predecessor should be read in conjunction with the financial statements and Notes to Financial Statements of Duncan Energy Partners included under Item 8 of this annual report. Since our initial public offering, our historical results of operations have differed from those of our Predecessor due to a variety of factors, including the following:
     Partial Ownership of Operating Assets. As a result of contributions completed in connection with our initial public offering, we own 66% of the equity interests in the subsidiaries that hold our operating assets and affiliates of EPO continue to own the remaining 34%. Accordingly, our discussion of results prior to February 2007 reflects 100% of the results of operations of these assets. We recognize EPO’s ownership of our operating subsidiaries as “Parent interest in subsidiaries” in our financial statements.
     No Historical Results for Our NGL Pipelines & Services Segment. Our discussion of historical results prior to January 2007 does not reflect any operations related to our DEP South Texas NGL Pipeline System, which did not commence operations until January 2007.
     Increase in Outstanding Indebtedness. Prior to our initial public offering, we did not have any consolidated indebtedness and, therefore, we did not have interest expense. We borrowed $200.0 million under a revolving credit facility at the time of our initial public offering, of which $198.9 million was paid to EPO in connection with its contribution of certain equity interests to us.
     Increased Storage Fees. As a result of contracts executed in connection with our initial public offering, we increased certain storage fees charged to EPO for use of our facilities owned by Mont Belvieu Caverns. Historically, such intercompany charges were below market and eliminated in the consolidated revenues and costs and expenses of Enterprise Products Partners. These rates are now market-based. See “Relationship with EPO” under Note 15 of the Notes to Financial Statements for additional information regarding revenues recorded by the Predecessor versus those we recorded since our initial public offering.
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
     Operational measurement gains and losses are created when product is moved between storage wells and are attributable to pipeline and well connection measurement variances. Beginning February 2007, the Mont Belvieu Caverns’ limited liability company agreement allocates to EPO any items of income or loss relating to net operational measurement gains and losses, including amounts that Mont Belvieu Caverns may retain as handling losses. As such, EPO is required each period to contribute cash to Mont Belvieu Caverns for net operational measurement losses and is entitled to receive distributions from Mont Belvieu Caverns for net operational measurement gains. We continue to record operational measurement gains and losses associated with our Mont Belvieu storage facility. However, these operational measurement gains and losses should not affect our net income or have a significant impact on us with respect to the timing of our net cash flows provided by operating activities and, accordingly, we have not established a reserve for operational measurement losses on our balance sheet.
     Decrease in Propylene Transportation Rates. Beginning February 2007, the transportation fees we received from customers utilizing our Lou-Tex Propylene and Sabine Propylene Pipelines were lower than those we realized in prior periods. Historically, EPO was the shipper of record on these pipelines, and we charged it the maximum tariff rate for using these assets. EPO then contracted with third parties to ship volumes on these pipelines under product exchange agreements. In general, the revenues recognized by EPO in connection with these exchange agreements were lower than the maximum tariff rate it paid us. In connection with our initial public offering, EPO assigned its third party product exchange agreements to us. Accordingly, the transportation fees we receive for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPO prior to February 2007. See “Relationship with

EPO” under Note 15 of the Notes to Financial Statements for additional information regarding revenues recorded by the Predecessor versus those we recorded since our initial public offering.
     Additional General and Administrative Expenses. We incur additional general and administrative costs as a result of becoming a publicly traded entity. These costs include fees associated with annual and quarterly reports to unitholders, tax returns and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, incremental insurance costs, and accounting and legal services. These costs also include estimated related party amounts payable to EPCO in connection with the administrative services agreement. See “Relationship with EPCO” under Note 15 of the Notes to Financial Statements for additional information regarding the administrative services agreement.
Results of Operations
     We are currently engaged in the business of gathering, transporting, marketing and storing natural gas and transporting and storing NGLs and petrochemicals. We have four reportable business segments:
▪	NGL & Petrochemical Storage Services;

▪	Onshore Natural Gas Pipelines & Services;

▪	Petrochemical Pipeline Services; and

▪	NGL Pipelines & Services.
     Our business segments are generally organized and managed according to the type of services rendered (or technologies employed) and products produced and/or sold. In January 2008, we renamed our Natural Gas Pipelines & Services segment to be Onshore Natural Gas Pipelines & Services. Likewise, we changed the name of the NGL Pipeline Services segment to NGL Pipelines & Services. Apart from these name changes, no other revisions were made to these segments.
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
     We define total segment gross operating margin as consolidated operating income before (i) depreciation, amortization and accretion expense; (ii) gains and losses on the sale of assets; and (iii) general and administrative expenses. Gross operating margin is exclusive of other income and expense transactions, provision for income taxes, extraordinary charges and the cumulative effect of changes in accounting principles. Gross operating margin by segment is calculated by subtracting segment operating costs and expenses (net of the adjustments noted above) from segment revenues, with both segment totals before the elimination of any intersegment and intrasegment transactions. In accordance with GAAP, intercompany accounts and transactions are eliminated in consolidation.
     We include equity earnings from Evangeline in our measurement of segment gross operating margin and operating income. Our equity investment in Evangeline is a vital component of our business strategy and important to the operations of Acadian Gas. This method of operation enables us to achieve favorable economies of scale relative to the level of investment and business risk assumed versus what we could accomplish on a stand-alone basis. Evangeline’s operations complement those of Acadian Gas. As circumstances dictate, we may increase our ownership interest in Evangeline or make other equity method investments.

  Selected Volumetric Data
     The following table presents selected average pipeline throughput volumes for the periods indicated:

	Duncan Energy
	Partners	Duncan Energy Partners Predecessor
	For the Eleven	For the One
	Months Ended	Month Ended	For the Year Ended
	December 31,	January 31,	December 31,
	2007	2007	2006	2005

Onshore Natural Gas Pipelines & Services, net:
Natural gas throughput volumes (BBtus/d)
Acadian Gas System transportation volumes	416	420	434	323
Acadian Gas System sales volumes	310	281	325	317

Total natural gas throughput volumes	726	701	759	640

Petrochemical Pipeline Services, net:
Propylene throughput volumes (MBPD)
Lou-Tex Propylene Pipeline	25	24	27	23
Sabine Propylene Pipeline	12	13	10	10

Total propylene throughput volumes	37	37	37	33

NGL Pipelines & Services, net:
NGL throughput volumes (MBPD)
DEP South Texas NGL Pipeline System	73	67	—	—
  Comparison of Results of Operations
     The following table summarizes the key components of our results of operations for the periods indicated (dollars in thousands):

	Duncan Energy
	Partners	Duncan Energy Partners Predecessor
	For the Eleven	For the One Month
	Months Ended	Ended	For the Year Ended
	December 31,	January 31,	December 31,
	2007	2007	2006	2005

Revenues	$797,044	$66,674	$924,478	$953,397
Operating Costs and expenses	745,026	61,187	867,060	909,044
General and administrative	4,022	477	3,486	4,483
Equity in income of unconsolidated affiliates	157	25	958	331
Operating income	48,153	5,035	54,890	40,201
Parent interest in income of subsidiaries (1)	19,973	—	—	—
Net income	19,232	5,035	55,337	39,087

(1)	In connection with our initial public offering, EPO contributed to us 66% of the equity interests in Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL. EPO retained the remaining 34% equity interest in each of these entities. We account for EPO’s share of our subsidiaries’ net assets and income as “Parent interest in subsidiaries” and “Parent interest in income of subsidiaries,” respectively, in a manner similar to minority interest.

     Our gross operating margin by business segment and in total is as follows for the periods indicated (dollars in thousands):

	Duncan Energy
	Partners	Duncan Energy Partners Predecessor
	For the Eleven	For the One Month
	Months Ended	Ended	For the Year Ended
	December 31,	January 31,	December 31,
	2007	2007	2006	2005

NGL & Petrochemical Storage Services	$36,419	$1,770	$23,940	$16,636
Onshore Natural Gas Pipelines & Services	11,133	1,605	20,144	18,939
Petrochemical Pipeline Services	11,649	2,700	35,710	28,567
NGL Pipelines & Services	19,479	1,646	—	—

Total segment gross operating margin	$78,680	$7,721	$79,794	$64,142

     For a reconciliation of non-GAAP gross operating margin to GAAP operating income and further to GAAP net income, see “Other Items — Non-GAAP Reconciliations” within this Item 7. For additional information regarding our business segments, see Note 14 of the Notes to Financial Statements included under Item 8 of this annual report.
     The following table summarizes the contribution to revenues from each business segment during the periods indicated (dollars in thousands):

	Duncan Energy
	Partners	Duncan Energy Partners Predecessor
	For the Eleven	For the One
	Months Ended	Month Ended	For the Year Ended December 31,
	December 31, 2007	January 31, 2007	2006	2005

NGL & Petrochemical Storage Services	$66,315	$5,164	$59,144	$52,838
Onshore Natural Gas Pipelines & Services	696,134	56,769	826,247	866,693
Petrochemical Pipeline Services	14,401	2,990	39,087	33,866
NGL Pipelines & Services	20,194	1,751	—	—

Total revenues	$797,044	$66,674	$924,478	$953,397

  Comparison of Year Ended December 31, 2007 with Year End December 31, 2006
     As described under “Basis of Financial Statement Presentation” within this Item 7, there are several factors that affect the comparability of our current results with those of Duncan Energy Partners Predecessor. Amounts referenced below for the 2007 period reflect the combined results of Duncan Energy Partners Predecessor for January 2007 and the consolidated results of the Partnership for the eleven months ended December 31, 2007. Likewise, amounts referenced below for the year ended December 31, 2006 reflect the combined results of Duncan Energy Partners Predecessor.
     Revenues for 2007 were $863.7 million compared to $924.5 million for 2006. The $60.8 million decrease in revenues year-to-year is primarily due to lower revenues associated with our natural gas marketing activities. Revenues from the sale of natural gas decreased $72.6 million year-to-year primarily due to lower natural gas sales volumes and prices. Revenues from propylene transportation decreased $21.7 million year-to-year primarily due to lower transportation fees in 2007 relative to 2006. Revenues from our NGL and petrochemical storage business increased $12.3 million year-to-year primarily due to higher storage fee revenues from increased rates. In addition, revenues for 2007 include $21.9 million from the DEP South Texas NGL Pipeline, which became operational in January 2007.
     Operating costs and expenses were $806.2 million for 2007 compared to $867.1 million for 2006. This $60.9 million year-to-year decrease in costs and expenses is primarily due to a decrease in the cost of sales associated with our natural gas marketing activities. The cost of sales of our natural gas marketing activities decreased $71.6 million year-to-year as a result of a decrease in volumes and natural gas prices.

General and administrative costs increased $1.0 million year-to-year. Equity earnings from Evangeline decreased $0.8 million year-to-year.
     Changes in our revenues and costs and expenses year-to-year are explained in part by changes in energy commodity prices. In general, lower natural gas prices result in a decrease in our revenues attributable to the sale of natural gas by Acadian Gas; however, these lower commodity prices also decrease the associated cost of sales as purchase prices decline. The market price of natural gas (as measured at Henry Hub) averaged $6.86 per MMBtu for 2007 versus $7.24 per MMBtu for 2006.
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
     Operating income for 2007 was $53.2 million compared to $54.9 million for 2006. Collectively, the aforementioned changes in revenues, costs and expense and equity earnings contributed to the $1.7 million year-to-year decrease in operating income. Interest expense for 2007 includes $9.3 million attributable to debt that was incurred at the time of our initial public offering. In addition, net income for 2007 includes $20.0 million of expense for “Parent interest in income of subsidiaries.”
     As a result of the items noted in the previous paragraphs, our net income decreased $31.0 million year-to-year to $24.3 million in 2007 compared to $55.3 million in 2006. Net income for 2006 includes the recognition of non-cash amounts related to the cumulative effect of change in accounting principle. For additional information regarding the cumulative effect of change in accounting principle we recorded in 2006, see “Other Items” below.
     The following information highlights significant year-to-year variances in gross operating margin by business segment.
     NGL & Petrochemical Storage Services. Gross operating margin from this business segment was $38.2 million for 2007 compared to $23.9 million for 2006. Revenues increased $12.3 million year-to-year primarily due to higher excess storage and throughput fees and brine production revenues. Operating costs and expenses decreased $2.0 million year-to-year primarily due to reduced measurement losses, which were partially offset by higher maintenance and integrity management expenses during 2007 relative to 2006.
     Storage fee revenues for 2007 were $11.0 million higher than 2006 primarily as a result of contracts executed in connection with our initial public offering, which increased certain storage fees charged to EPO. Historically, such intercompany charges had been below market and eliminated in the consolidated revenues and costs and expenses of Enterprise Products Partners. The changes in these contracts resulted in a $9.2 million increase in storage revenues for 2007 compared to 2006. In addition, our storage revenues increased $1.8 million year-to-year primarily due to higher contracted storage volumes and fees, which increased reservation, excess storage and throughput revenues.
     Onshore Natural Gas Pipelines & Services. Gross operating margin from this business segment was $12.7 million for 2007 compared to $20.1 million for 2006, a $7.4 million decrease year-to-year. Natural gas throughput volumes decreased to 724 BBtu/d during 2007 from 759 BBtu/d during 2006. Segment gross operating margin decreased $2.6 million year-to-year attributable to our collection of a contingent asset during 2006. The remainder of the year-to-year decrease in segment gross operating margin is primarily due to (i) lower natural gas sales margins, (ii) lower natural gas sales volumes and (iii) higher repair and maintenance costs during 2007 compared to 2006. Equity earnings from our investment in Evangeline decreased $0.8 million year-to-year due to lower natural gas sales margins and higher maintenance costs during 2007 relative to 2006.

     Petrochemical Pipeline Services. Gross operating margin from this business segment was $14.3 million for 2007 compared to $35.7 million for 2006. Petrochemical transportation volumes were 37 MBPD during both 2007 and 2006. Transportation revenues decreased $21.7 million year-to-year as a result of EPO assigning its third party product exchange agreements to us in connection with our initial public offering. Accordingly, the transportation fees we currently receive for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPO prior to February 2007. Operating costs and expenses decreased $0.3 million year-to-year as a result of lower pipeline integrity expenses.
     NGL Pipelines & Services. Gross operating margin from this business segment was $21.1 million for 2007. Results for this business segment are attributable to the DEP South Texas NGL Pipeline. NGL transportation volumes on our DEP South Texas NGL Pipeline were 73 MBPD during 2007.
  Comparison of Year Ended December 31, 2006 with Year End December 31, 2005
     The following discussion reflects the combined results for Duncan Energy Partners Predecessor for the years ended December 31, 2006 and 2005.
     Combined revenues for 2006 were $924.5 million compared to $953.4 million for 2005. The year-to-year decrease in combined revenues is primarily due to lower revenues associated with natural gas marketing activities. Revenues from the sale of natural gas decreased $41.9 million year-to-year primarily due to lower natural gas sales prices. Revenues from our NGL and petrochemical storage business increased $6.3 million year-to-year primarily due to higher excess storage and throughput fee revenues. Revenues from propylene transportation increased $5.2 million year-to-year due to higher transportation volumes in 2006 relative to 2005.
     Combined operating costs and expenses were $867.1 million for 2006 compared to $909.0 million for 2005. The year-to-year decrease in combined costs and expenses is primarily due to a decrease in the cost of sales associated with our natural gas marketing activities. The cost of sales of our natural gas marketing activities decreased $41.3 million year-to-year primarily due to lower natural gas prices. General and administrative costs decreased $1.0 million year-to-year. Equity earnings from Evangeline increased $0.6 million year-to-year.
     Changes in our combined revenues and costs and expenses year-to-year are explained in part by changes in energy commodity prices. The Henry Hub market price of natural gas averaged $7.24 per MMBtu for 2006 versus $8.64 per MMBtu for 2005.
     Operating income for 2006 was $54.9 million compared to $40.2 million for 2005. Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to the $14.7 million increase in operating income year-to-year. Other expense for 2005 includes $0.5 million of accrued interest related to a potential assessment for a state sales tax dispute. The expense accrual was reversed in 2006 upon settlement of the dispute.
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
     NGL & Petrochemical Storage Services. Gross operating margin from this business segment was $23.9 million for 2006 compared to $16.6 million for 2005. Revenues increased $6.3 million year-to-year primarily due to higher excess storage and throughput fees and brine production revenues. Operating costs and expenses decreased $1.0 million year-to-year attributable to reduced measurement losses in 2006 compared to 2005, which were partially offset by higher expenses for utilities and maintenance.
     Storage revenues for 2006 were $5.2 million higher than 2005 primarily due to an increase in excess storage and throughput fee revenues. These revenues were higher year-to-year due to an increase in storage volumes. We attribute the increase in storage volumes to strong demand for petrochemical feedstocks by the petrochemical industry and improved NGL processing economics. Strong NGL processing economics in recent years have increased the quantity of NGLs extracted from natural gas streams at regional gas processing facilities, which increases the demand for storage services. Also, brine production revenues increase $1.1 million year-to-year reflecting contractual changes made to the sales agreements with our customers during 2006.
     Onshore Natural Gas Pipelines & Services. Gross operating margin from this business segment was $20.1 million for 2006 compared to $18.9 million for 2005, a $1.2 million increase. Natural gas throughput volumes increased to 759 BBtu/d during 2006 from 640 BBtu/d during 2005. A $2.6 million increase in segment gross operating margin year-to-year attributable to the collection of a contingent asset related to a prior business acquisition was partially offset by a charge of $1.8 million for an imbalance revaluation. Also, equity earnings from our investment in Evangeline increased $0.6 million year-to-year.
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
   General Outlook for 2008
     Generally, the commercial activities of our assets are substantially supported by long-term contracts and have historically exhibited limited variability in demand. We believe for the most part that our assets will perform in a manner consistent with our results from operations for 2007. We continue to evaluate opportunities to acquire new assets from our affiliate EPO and from third parties which may be complementary to our existing platform of assets or provide geographic diversification. Based on current domestic and industry economic conditions,
▪	We believe demand for our NGL and petrochemical storage services, which are critical to the operations of our petrochemical and refining customers and EPO, will be consistent with 2007. We believe we may have opportunities to increase revenues at this facility through an increase in NGL imports, new contracts, higher volumes and an increase in fees.

▪	We believe that the current strength of the domestic and global economies should continue to drive increased demand for all forms of energy despite fluctuating commodity prices. The largest of our NGL customers in the ethylene and propylene industries continue to see strong demand for their products. The NGL products ethane and propane continue to be the preferred feedstocks for the ethylene industry due to the higher cost of crude oil derivatives.
Liquidity and Capital Resources
     At December 31, 2007, we had $2.2 million of unrestricted cash on hand and approximately $98.9 million of available credit under our $300 million revolving credit facility. We had $200.0 million in principal and $1.1 million of letters of credit outstanding under this credit facility at December 31, 2007. As of February 1, 2008, we had $1.1 million of letters of credit outstanding under this credit facility. Our revolving credit facility requires us to maintain certain financial and other customary covenants. We were in compliance with the covenants of our credit facility and believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities.
     Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to our partners. We expect to fund our short-term needs for such items as operating expenses and sustaining capital expenditures with operating cash flows and borrowings under our revolving credit facility. Capital expenditures for long-term needs resulting from internal growth projects and business acquisitions are expected to be funded by a variety of sources (either separately or in combination) including operating cash flows, borrowings under credit facilities, cash contributions from the Parent, the issuance of additional equity and debt securities and proceeds from divestitures of ownership interests in assets to affiliates or third parties. We expect to fund cash distributions to partners primarily with operating cash flows. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements.
    Registration Statements
     We may issue equity or debt securities to assist us in meeting our liquidity and capital spending requirements. As a result, we may file registration statements in the future with the U.S. Securities and Exchange Commission.
   Cash Flows from Operating, Investing and Financing Activities
     This discussion of our cash flows addresses the eleven-month period since our initial public offering in February 2007. Due to the factors affecting comparability of our financial statements with those of Duncan Energy Partners Predecessor (see page 46), we do not believe that a discussion of cash flow variances between the pre- and post-February 1, 2007 periods is meaningful or relevant to investors. The following table summarizes our total operating, investing and financing cash flows for the eleven months ended December 31, 2007 (dollars in thousands).

For the Eleven
Months Ended
December 31,
2007
Net cash flows provided by operating activities	$93,716
Cash used in investing activities	173,680
Cash provided by financing activities	82,160
     See our Statements of Consolidated Cash Flows included under Item 8 of this annual report for information regarding the components of the cash flow totals presented above.
     Operating activities. Net cash flows provided by operating activities were $93.7 million for the eleven months ended December 31, 2007. These cash flows are primarily influenced by earnings and the timing of cash receipts from sales and cash payments for purchases and other expenses between periods. For information regarding our earnings, please see “Results of Operations” included within this Item 7.
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

     Investing activities. Cash used in investing activities was $173.7 million for the eleven months ended December 31, 2007. This amount includes $177.6 million of consolidated capital expenditures for property, plant and equipment, which primarily consists of $100.2 million for Mont Belvieu storage well optimization projects, $18.4 million for Mont Belvieu brine production and storage reservoir projects, and $50.4 million for Phases I and II of our DEP South Texas NGL Pipeline System. Based on information currently available, we estimate our capital spending for 2008 will approximate $85.3 million, which includes $68.3 million for certain projects that are expected to be funded 100% by EPO. EPO’s funding of our forecasted capital spending is based on the Omnibus Agreement and provisions in the Mont Belvieu Caverns’ limited liability company agreement. See the following section titled “Financing activities” for information regarding these agreements, including certain contributions EPO made in December 2007 to fund our consolidated capital spending program.
     Our forecast of consolidated capital expenditures is based on our strategic operating and growth plans, which are dependent upon our ability to generate the required funds from either operating cash flows or from other means, including borrowings under our debt agreement or cash contributions from Parent. Our forecast of capital expenditures may change due to factors beyond our control, such as weather related issues, changes in supplier prices, changes in our estimates or adverse economic conditions. Furthermore, our forecast may change as a result of decisions made by management at a later date. We believe our access to capital resources is sufficient to meet the demands of our current and future operating growth needs, and although we currently intend to make the forecasted expenditures discussed above, we may adjust the timing and amounts of projected expenditures in response to unexpected changes.
     In September 2007, Enterprise Texas Pipeline LLC, a wholly owned subsidiary of EPO, purchased certain parcels of land and regulatory permits from Mont Belvieu Caverns for $3.2 million. Due to common control considerations, the excess of the proceeds received from EPO over the carrying value of the assets sold was recorded as an equity contribution to Mont Belvieu Caverns. We used our $2.1 million share of the proceeds from this transaction to temporarily reduce principal outstanding under our revolving credit facility.
     Financing activities. Cash provided by financing activities was $82.2 million for the eleven months ended December 31 2007. Our initial public offering on February 5, 2007 generated net proceeds of $290.5 million from the issuance of 14,950,000 common units. We used $260.6 million of these net proceeds, along with net borrowings of $198.9 million (net of $1.1 million of debt issuance costs), to make a special cash distribution to EPO of $459.6 million. This cash payment and issuance of 5,351,571 of our common units was the combined consideration for equity interests and related construction-in-progress amounts EPO contributed to us at the time of our initial public offering.
     Our cash distributions to unitholders were $21.8 million for the eleven months ended December 31, 2007. In addition, our subsidiaries made permanent cash distributions from operating cash flow to EPO in the amount of $31.4 million during this period. Conversely, EPO made permanent cash contributions to our operating subsidiaries of $105.0 million, which includes a $48.0 million payment made in connection with the Omnibus Agreement and Mont Belvieu Caverns’ limited liability company agreement. Such contributions from EPO were primarily used to fund its share of our consolidated capital spending program.
     In certain cases, EPO is responsible for funding 100% of project costs rather than sharing such costs with the Partnership in accordance with the existing sharing ratio of 66% funded by the Partnership and 34% funded by EPO. Under the Omnibus Agreement, EPO agreed to make additional contributions to us as reimbursement for our 66% share of any excess project costs above (i) the $28.6 million of estimated project costs to complete the Phase II expansions of the DEP South Texas NGL Pipeline System and (ii) $14.1 million of estimated project costs for additional Mont Belvieu brine production capacity and above-ground storage reservoir projects. These projects were in progress at the time of our initial public offering. In December 2007, EPO made cash contributions totaling $9.9 million to our subsidiaries in connection with the Omnibus Agreement.
     In December 2007, EPO made an additional $38.1 million cash contribution to Mont Belvieu Caverns for capital expenditures in which the Partnership is not a participant. This contribution was in accordance with provisions of the Mont Belvieu Caverns’ limited liability company agreement, which states that when the Partnership elects to not participate in certain projects, then EPO is responsible for funding 100% of such projects. To the extent such non-participated projects generate incremental earnings for Mont Belvieu Caverns in the future, the sharing ratio for Mont Belvieu Caverns will be adjusted to allocate such incremental cash flows to EPO. Under the terms of the agreement, the Partnership may elect to reacquire for consideration a 66% share of these projects at a later date.
     Mont Belvieu Caverns distributed to us the $48.0 million in cash contributions it received from EPO with respect to the foregoing contributions made under the Omnibus Agreement ($9.9 million) and Mont Belvieu Caverns’ limited liability company agreement ($38.1 million). We, in turn, used such proceeds to reduce amounts outstanding under our revolving credit facility.
     We expect additional contributions from EPO under the Omnibus Agreement and Mont Belvieu Caverns limited liability company agreement in 2008.
Critical Accounting Policies and Estimates
     In our financial reporting process, we employ methods, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our financial statements. These methods, estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Investors should be aware that actual results could differ from these estimates if the underlying assumptions prove to be incorrect. The following describes the estimation risk currently underlying our most significant financial statement items.
    Depreciation methods and estimated useful lives of property, plant and equipment
     In general, depreciation is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the periods it benefits. The majority of our property, plant and equipment is depreciated using the straight-line method, which results in depreciation expense being incurred evenly over the life of the assets. Our estimate of depreciation incorporates assumptions regarding the useful economic lives and residual values of our assets. At the time we place our assets into service, we believe such assumptions are reasonable; however, circumstances may develop that would cause us to change these assumptions, which would change our depreciation amounts prospectively. Examples of such circumstances include:
▪	changes in laws and regulations that limit the estimated economic life of an asset;

▪	changes in technology that render an asset obsolete;

▪	changes in expected salvage values; or

▪	changes in the forecast life of applicable resource basins, if any.
     At December 31, 2007 and 2006, the net book value of our property, plant and equipment was $877.5 million and $707.6 million, respectively. We recorded $28.0 million, $21.4 million and $19.2 million in depreciation expense for the years ended December 31, 2007, 2006 and 2005, respectively.
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
     We did not recognize any asset impairment charges during the periods presented. In addition, we did not recognize any impairment charges related to our Evangeline equity method investment during the periods presented.
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
     At December 31, 2007 and 2006, the carrying value of our intangible asset portfolio was $6.7 million and $7.0 million, respectively. We recorded $0.2 million in amortization expense associated with our intangible assets for all periods presented.
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
     At December 31, 2007 and 2006, our imbalance receivables were $0.9 million and $2.6 million, respectively, and are reflected as a component of “Accounts receivable — trade” on our balance sheets. At December 31, 2007 and 2006, our imbalance payable was $0.4 million and $0.5 million respectively, and is reflected as a component of “Accrued products payables” on our balance sheets.

Other Items
    Contractual Obligations
     The following table summarizes our significant contractual obligations at December 31, 2007 (dollars in thousands). For additional information regarding these obligations, see Note 17 of the Notes to the Financial Statements included under Item 8 of this annual report.

	Payment or Settlement due by Period
		Less than	1-3	3-5	More than
Contractual Obligations(1)	Total	1 year	years	years	5 years

Scheduled maturities of long term debt (2)	$200,000	$—	$—	$200,000	$—
Estimated cash interest payments (3)	$37,547	$11,765	$23,705	$2,077	$—
Operating lease obligations (4)	$2,719	$553	$962	$976	$228
Purchase obligations:
Product purchase commitments:
Estimated payment obligations:
Natural gas (5)	$685,600	$137,345	$273,940	$274,315	$—
Other	$42	$42	$—	$—	$—
Underlying major volume commitments:
Natural gas (in BBtus)	91,350	18,300	36,500	36,550	—
Capital expenditure commitments (6)	$20,731	$20,731	$—	$—	$—
Other long-term liabilities (7)	$3,937	$—	$3,082	$—	$855

Total	$950,576	$170,436	$301,689	$477,368	$1,083

(1)	The contractual obligations presented in this table reflect 100% of our subsidiaries’ obligations even though we own less than a 100% equity interest in our operating subsidiaries.

(2)	Represents principal outstanding under our revolving credit facility, which matures in February 2011. See Note 11 of the Notes to Financial Statements included under Item 8 of this annual report for information regarding our debt obligations.

(3)	Represents estimated variable-rate interest expense under our revolving credit facility. For purposes of this presentation, we used the weighted-average interest rate for 2007 of 6.23% for all periods through maturity of the underlying debt.

(4)	Primarily represents operating leases for an underground natural gas storage cavern and pipeline right-of-way. See Note 17 of the Notes to Financial Statements included under Item 8 of this annual report for information regarding our operating leases.

(5)	Represents natural gas purchase commitments of Acadian Gas to satisfy its sales commitments to Evangeline. See Note 17 of the Notes to Financial Statements included under Item 8 of this annual report for information regarding our purchase obligations.

(6)	Capital expenditure commitments are reflected on a 100% basis. We expect reimbursements of $17.7 million from EPO.

(7)	As presented on our Consolidated Balance Sheet at December 31, 2007, other long-term liabilities represents (i) liabilities recorded in connection with our interest rate risk hedging portfolio that we expect to settle in 2010 and (ii) liabilities for asset retirement obligations that we expect to settle beyond 2012. For information regarding our financial instruments and asset retirement obligations, see Notes 5 and 8, respectively, of our Notes to Financial Statements included under Item 8 of this annual report.
    Off-Balance Sheet Arrangements
     At December 31, 2007, Evangeline’s debt obligations consisted of (i) $13.2 million in principal amount of 9.90% fixed rate Series B senior secured notes due December 2010 and (ii) a $7.5 million subordinated note payable. See Note 11 of the Notes to Financial Statements for additional information regarding this debt obligation.
     We have no other off-balance sheet arrangements, as described in Item 303(a)(4)(ii) of Regulation S-K, that have had or are reasonably expected to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
    Summary of Related Party Transactions
     We have extensive and ongoing business relationships with EPCO, EPO and other related party affiliates. See Item 13 of this annual report for a discussion of these relationships.

   Non-GAAP Reconciliations
     A reconciliation of our measurement of total non-GAAP gross operating margin to GAAP operating income and further to GAAP net income is presented in the following table (dollars in thousands):

	Duncan Energy
	Partners	Duncan Energy Partners Predecessor
	For the Eleven	For the One
	Months Ended	Month Ended	For the Year Ended
	December 31,	January 31,	December 31,
	2007	2007	2006	2005

Total non-GAAP segment gross operating margin	$78,680	$7,721	$79,794	$64,142
Adjustments to reconcile total non-GAAP segment gross operating to GAAP net income:
Depreciation, amortization and accretion in operating costs and expenses	(26,524)	(2,209)	(21,443)	(19,453)
Gain (loss) on sale of assets in operating costs and expenses	19	—	25	(5)
General and administrative costs	(4,022)	(477)	(3,486)	(4,483)

GAAP operating income	48,153	5,035	54,890	40,201
Other income (expense), net	(8,641)	—	459	(532)
Provision for income taxes	(307)	—	(21)	—
Parent interest in subsidiaries	(19,973)	—	—	—
Cumulative effect of accounting changes	—	—	9	(582)

GAAP net income	$19,232	$5,035	$55,337	$39,087

    Cumulative Effect of Changes in Accounting Principles
     Our Statements of Consolidated/Combined Operations and Comprehensive Income reflect the following cumulative effects of changes in accounting principles:
▪	We recognized, as a benefit, a cumulative effect of a change in accounting principle of $9 thousand in 2006 based on the Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” requirements to recognize compensation expense based upon the grant date fair value of an equity award and the application of an estimated forfeiture rate to unvested awards.

▪	We recorded a $0.6 million non-cash expense related to certain asset retirement obligations in 2005 due to our implementation of Financial Accounting Standards Board (“FASB”) Interpretation 47 as of December 31, 2005.
     For additional information regarding these changes in accounting principles, see Note 6 of the Notes to Financial Statements included under Item 8 of this annual report.
    Recent Accounting Developments
     The accounting standard setting bodies have recently issued the following accounting guidance that will or may affect our future financial statements:
▪	SFAS 157, “Fair Value Measurements”;

▪	SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”;

▪	SFAS 141(R), “Business Combinations.”

     For additional information regarding these recent accounting developments and others that may affect our future financial statements, see Note 3 of the Notes to Financial Statements included under Item 8 of this annual report.
Insurance Matters
     We participate as named insureds in EPCO’s current insurance program, which provides us with property damage, business interruption and other coverages, which are customary for the nature and scope of our operations. EPCO attempts to place all insurance coverage with carriers having ratings of “A” or higher. However, two carriers associated with the EPCO insurance program were downgraded by Standard & Poor’s during 2006. One of these carriers is currently rated at “A-” and the other, “BBB.” At present, there is no indication that these two carriers would be unable to fulfill any insuring obligation. Furthermore, we currently do not have any claims which might be affected by these carriers. EPCO continues to monitor these situations. For additional information regarding our significant risks and uncertainties due to hurricanes, see Note 18 of the Notes to Financial Statements included under Item 8 of this annual report.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to financial market risks, including changes in commodity prices and interest rates. We may use financial instruments (i.e. futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions.
Interest Rate Risk Hedging Program
     As presented in the following table, Duncan Energy Partners had three interest rate swap agreements outstanding at December 31, 2007 that were accounted for as cash flow hedges.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate(1)	Value

Duncan Energy Partners’ Revolver, due Feb. 2011	3	Sep. 2007 to Sep. 2010	Sep. 2010	4.84% to 4.62%	$175.0 million

(1)	Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).
     In September 2007, we executed three floating-to-fixed interest rate swaps having a combined notional value of $175 million. The purpose of entering into transactions is to reduce the sensitivity of our earnings to variable interest rates charged under our revolving credit facility. We recognized a $0.2 million benefit from these swaps in interest expense during 2007, which includes ineffectiveness of $0.2 million and income of $0.4 million. In 2008, we expect to reclassify $0.7 million of accumulated other comprehensive loss that was generated by these interest rate swaps as an increase to interest expense.
     At December 31, 2007, the aggregate fair value of these interest rate swaps was a liability of $3.8 million. As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged. Any ineffectiveness is recorded directly into earnings as an increase in interest expense. The following table shows the effect of hypothetical price movements on the estimated fair value of Duncan Energy Partners’ interest rate swap portfolio (dollars in thousands).

		Swap Fair Value at
	Resulting	December 31,	February 12,
Scenario	Classification	2007	2008

FV assuming no change in underlying interest rates	Liability	$3,782	$7,749
FV assuming 10% increase in underlying interest rates	Liability	2,245	6,563
FV assuming 10% decrease in underlying interest rates	Liability	5,319	8,934
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
     Acadian Gas also enters into a small number of cash flow hedges in connection with its purchase of natural gas held-for-sale to third parties. In addition, Acadian Gas enters into a limited number of offsetting mark-to-market financial instruments that effectively fix the price of natural gas for certain of its customers.

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
     The fair value of the Acadian Gas commodity financial instrument portfolio was a negligible amount at both December 31, 2007 and 2006. We recorded losses of $0.7 million and $0.4 million for the eleven months ended December 31, 2007 and for the one month ended January 31, 2007. We also recorded losses of $0.8 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively.
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

		Commodity Financial Instrument Portfolio FV at
	Resulting	December 31,	December 31,	February 12,
Scenario	Classification	2006	2007	2008

FV assuming no change in underlying commodity prices	Asset	$2	$32	$1
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	12	(409)	1
FV assuming 10% decrease in underlying commodity prices	Asset	12	475	1
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

Item 8. Financial Statements and Supplementary Data.
DUNCAN ENERGY PARTNERS L.P.
INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	64

Consolidated Balance Sheet as of December 31, 2007; Combined Balance Sheet as of December 31, 2006	65

Statement of Consolidated Operations and Comprehensive Income for the Eleven Months Ended December 31, 2007; Statements of Combined Operations and Comprehensive Income for the Month Ended January 31, 2007 and Years Ended December 31, 2006 and 2005	66

Statement of Consolidated Cash Flows for the Eleven Months Ended December 31, 2007; Statements of Combined Cash Flows for the Month Ended January 31, 2007 and Years Ended December 31, 2006 and 2005	67

Statement of Consolidated Partners’ Equity for the Eleven Months Ended December 31, 2007; Statements of Owners’ Net Investment for the Month Ended January 31, 2007 and Years Ended December 31, 2006 and 2005	68

Notes to Financial Statements
Note 1 – Background and Basis of Financial Statement Presentation	69
Note 2 – Summary of Significant Accounting Policies	72
Note 3 – Recent Accounting Developments	80
Note 4 – Revenue Recognition	82
Note 5 – Financial Instruments	82
Note 6 – Cumulative Effect of Changes in Accounting Principles	83
Note 7 – Inventories	84
Note 8 – Property, Plant and Equipment	85
Note 9 – Investments in and Advances to Unconsolidated Affiliate	85
Note 10 – Intangible Assets	87
Note 11 – Debt Obligations	87
Note 12 – Partners’ Equity/Owners’ Net Investment and Distributions	90
Note 13 – Parent Interest in Subsidiaries	91
Note 14 – Business Segments	92
Note 15 – Related Party Transactions	96
Note 16 – Earnings Per Unit	102
Note 17 – Commitments and Contingencies	103
Note 18 – Significant Risks and Uncertainties	105
Note 19 – Supplemental Cash Flow Information	106
Note 20 – Quarterly Financial Information (Unaudited)	107
Note 21 – Subsequent Events	107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Unitholders of
DEP Holdings, LLC, the general partner of Duncan Energy Partners L.P.
Houston, Texas
     We have audited the accompanying consolidated balance sheet of Duncan Energy Partners L.P. and subsidiaries (the “Company”) as of December 31, 2007 and the combined balance sheet of Duncan Energy Partners Predecessor (the “Predecessor”) as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, cash flows and partners’ equity for the eleven months ended December 31, 2007 for the Company, and the related combined statements of operations and comprehensive income, cash flows and owners’ net investment for the month ended January 31, 2007 and for each of the two years in the period ended December 31, 2006 for the Predecessor. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Duncan Energy Partners L.P. and subsidiaries at December 31, 2007, and the results of their consolidated operations and their cash flows for the eleven months in the period ended December 31, 2007 for the Company, and the combined financial position of Duncan Energy Partners Predecessor at December 31, 2006, and the combined results of its operations and its cash flows for the month ended January 31, 2007, and each of the two years in the period ended December 31, 2006 for the Predecessor, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2008

DUNCAN ENERGY PARTNERS L.P.
CONSOLIDATED/COMBINED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$2,199	$—
Accounts receivable – trade, net of allowance for doubtful accounts of $47 at December 31, 2007 and $402 at December 31, 2006	77,912	71,776
Accounts receivable – related parties	3,007	—
Inventories	8,510	13,538
Prepaid and other current assets	2,772	792

Total current assets	94,400	86,106
Property, plant and equipment, net	877,510	707,649
Investments in and advances to unconsolidated affiliate	3,490	3,391
Intangible assets, net of accumulated amortization of $1,393 at December 31, 2007 and $1,161 at December 31, 2006	6,733	6,966
Other assets	273	—

Total assets	$982,406	$804,112

LIABILITIES AND PARTNERS’ EQUITY/OWNERS’ NET INVESTMENT
Current liabilities
Accounts payable – trade	$17,367	$702
Accounts payable – related parties	21,712	—
Accrued products payables	57,474	62,571
Accrued costs and expenses	1,204	5,093
Accrued interest	186	—
Other current liabilities	7,537	9,263

Total current liabilities	105,480	77,629
Long-term Debt (See Note 11)	200,000	—
Other long-term liabilities	3,937	686
Parent interest in subsidiaries	356,214	—
Commitments and Contingencies
Partners’ equity/Owners’ net investment:
Limited partners (20,301,571 common units outstanding at December 31, 2007)	319,769	—
General partner	599	—
Accumulated other comprehensive loss	(3,593)	—
Owners’ net investment – Predecessor	—	725,797

Total partners’ equity/owners’ net investment	316,775	725,797

Total liabilities and partners’ equity/owners’ net investment	$982,406	$804,112

See Notes to Financial Statements

DUNCAN ENERGY PARTNERS L.P.
STATEMENTS OF CONSOLIDATED/COMBINED OPERATIONS
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Duncan Energy
	Partners	Duncan Energy Partners Predecessor

	For the Eleven	For the One	For the
	Months Ended	Month Ended	Year Ended

	December 31,	January 31,	December 31,

	2007	2007	2006	2005

Revenues
Third parties	$482,414	$42,657	$528,501	$534,568
Related parties	314,630	24,017	395,977	418,829

Total revenues (see Note 14)	797,044	66,674	924,478	953,397

Costs and expenses
Operating costs and expenses
Third parties	703,374	58,038	815,252	848,066
Related parties	41,652	3,149	51,808	60,978

Total operating costs and expenses	745,026	61,187	867,060	909,044

General and administrative costs
Third parties	1,619	22	203	546
Related parties	2,403	455	3,283	3,937

Total general and administrative costs	4,022	477	3,486	4,483

Total costs and expenses	749,048	61,664	870,546	913,527

Equity in income of unconsolidated affiliate	157	25	958	331

Operating income	48,153	5,035	54,890	40,201

Other income (expense)
Interest expense	(9,279)	—	—	—
Interest income	638	—	—	—
Other, net	—	—	459	(532)

Other expense	(8,641)	—	459	(532)
Income before provision for income taxes, parent interest in subsidiaries and cumulative effect of changes in accounting principles	39,512	5,035	55,349	39,669
Provision for income taxes	(307)	—	(21)	—

Income before parent interest in income of subsidiaries and the cumulative effect of changes in accounting principle	39,205	5,035	55,328	39,669
Parent interest in income of subsidiaries	(19,973)	—	—	—

Income before the cumulative effect of changes in accounting principle	19,232	5,035	55,328	39,669
Cumulative effect of changes in accounting principles (see Note 6)	—	—	9	(582)

Net income	19,232	5,035	55,337	39,087
Change in fair value of cash flow hedges	(3,593)	—	—	—

Comprehensive income	$ 15,639	$ 5,035	$55,337	$39,087

Net income allocation: (see Note 12)
Limited partners’ interest in net income	$ 18,847

General partner interest in net income	$ 385

Earnings per unit : (see Note 16)
Basic and diluted income per unit	0.93

See Notes to Financial Statements

DUNCAN ENERGY PARTNERS L.P.
STATEMENTS OF CONSOLIDATED/COMBINED CASH FLOWS
(Dollars in thousands)

	Duncan Energy
	Partners	Duncan Energy Partners Predecessor

	For the Eleven	For the One	For the
	Months Ended	Month Ended	Year Ended
	December 31,	January 31,	December 31,

	2007	2007	2006	2005

Operating Activities
Net income	$19,232	$5,035	$55,337	$39,087
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion in operating costs and expenses	26,524	2,209	21,443	19,453
Depreciation and amortization in general and administrative costs	205	—	—	—
Amortization in interest expense	118	—	—	—
Equity in income of unconsolidated affiliate	(157)	(25)	(958)	(331)
Cumulative effect of change in accounting principle	—	—	(9)	582
Parent interest in income of subsidiaries	19,973	—	—	—
Loss (gain) on sale of assets	(19)	—	(25)	5
Deferred income tax expense	91	—	21	—
Changes in fair market value of financial instruments	157	—	(56)	52
Effect of changes in operating accounts:
Accounts receivable	(17,271)	8,088	38,904	(42,610)
Inventories	859	4,169	(3,684)	(5,039)
Prepaid and other current assets	(1,650)	13	(11)	312
Accounts payable	47,576	65	(469)	1,049
Accrued product payable	7,982	(13,080)	(38,903)	37,987
Accrued expenses	(13,018)	(7,148)	(8,325)	(5,230)
Accrued interest	186	—	—	—
Deposits from customers	—	—	(316)	(4,283)
Other current liabilities	2,926	(2,841)	(1,856)	(459)
Other long-term liabilities	2	(20)	—	(7)

Cash flows provided by (used in) operating activities	93,716	(3,535)	61,093	40,568

Investing Activities
Capital expenditures	(177,628)	(5,348)	(106,354)	(21,298)
Contributions in aid of construction costs	607	349	807	1,826
Proceeds from sale of assets	3,256	—	27	9
Advances to unconsolidated affiliate	85	—	(59)	(40)

Cash used in investing activities	(173,680)	(4,999)	(105,579)	(19,503)

Financing Activities
Repayments of debt	(114,000)	—	—	—
Borrowings under debt agreements	314,000	—	—	—
Debt issuance costs	(518)	—	—	—
Net proceeds from initial public offering	290,466	—	—	—
Distributions to our unitholders and general partner	(21,834)	—	—	—
Distributions to Parent at time of initial public offering	(459,551)	—	—	—
Distributions to Parent of subsidiary operating cash flows	(31,438)	—	—	—
Contributions from Parent in connection with Omnibus Agreement (see Note 15)	9,900	—	—	—
Contributions from Parent in connection with Mont Belvieu Caverns’ limited liability company agreement (see Note 15)	38,100	—	—	—
Other contributions from Parent to subsidiaries	57,035	—	—	—
Net cash contributions from and distributions to owners — Predecessor	—	8,534	44,486	(21,065)

Cash provided by (used in) financing activities	82,160	8,534	44,486	(21,065)

Net Changes in Cash and Cash Equivalents	2,196	—	—	—
Cash and Cash Equivalents, beginning of period	3	—	—	—

Cash and Cash Equivalents, end of period	$2,199	$—	$—	$—

See Notes to Financial Statements

DUNCAN ENERGY PARTNERS L.P.
STATEMENTS OF CONSOLIDATED PARTNERS’ EQUITY/OWNERS’ NET INVESTMENT
(Dollars in thousands)

	Duncan
	Energy
	Partners
	Predecessor	Duncan Energy Partners
	Owners’	Limited
	Net	Partner	General
	Investment	Interests	Partner	AOCI	Total

Balance, January 1, 2005	$509,719				$509,719
Net income	39,087				39,087
Non-cash contribution from owners	26				26
Net cash distributions to owners	(21,065)				(21,065)

Balance, December 31, 2005	527,767				527,767
Net income	55,337				55,337
Non-cash contribution from owners	98,207				98,207
Net cash received from owners	44,486				44,486

Balance, December 31, 2006	725,797				725,797
Net income – January 1, 2007 to January 31, 2007	5,035				5,035
Net cash contribution from owners – Predecessor	8,534				8,534
Non-cash contribution from owners – Predecessor	6				6

Balance, January 31, 2007	739,372				739,372
Adjustment for Predecessor liabilities not transferred to Duncan Energy Partners	2,664				2,664
Retention by Parent of 34% ownership interest in certain operating subsidiaries	(252,292)				(252,292)
Allocation of Predecessor equity to Parent in exchange for 5,351,571 common units of Duncan Energy Partners and general partner interest	(489,744)	$479,948	$9,796	$—	—
Net proceeds from issuance of 14,950,000 common units to public at initial public offering	—	290,466	—	—	290,466
Cash distribution to Parent at time of initial public offering	—	(450,360)	(9,191)	—	(459,551)

Balance after completion of initial public offering and related transactions (see Note 12)	—	320,054	605	—	320,659
Net income – February 1, 2007 to December 31, 2007	—	18,847	385	—	19,232
Amortization of equity awards	—	201	4	—	205
Excess of proceeds received in connection with sale of storage related assets to parent over carrying values (see Note 15)	—	2,064	42	—	2,106
Distributions to unitholders and general partner	—	(21,397)	(437)	—	(21,834)
Change in fair value of cash flow hedges - February 1, 2007 to December 31, 2007	—	—	—	(3,593)	(3,593)

Balance, December 31, 2007	$—	$319,769	$599	$(3,593)	$316,775

See Notes to Financial Statements

DUNCAN ENERGY PARTNERS L.P.
NOTES TO FINANCIAL STATEMENTS
     Except per unit amounts, or as noted within the context of each footnote disclosure, dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
Note 1. Background and Basis of Financial Statement Presentation
Partnership Organization
     Duncan Energy Partners L.P. (the “Partnership”) is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DEP.” The Partnership was formed in September 2006 to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO. The Partnership is owned 98% by its limited partners and 2% by its general partner, DEP Holdings, LLC, which is a wholly owned subsidiary of Enterprise Products Operating LLC. DEP Holdings, LLC is responsible for managing all of the Partnership’s operations and activities. EPCO Inc. provides all employees and certain administrative services for the Partnership.
     On February 5, 2007, the Partnership completed its initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds to the Partnership of $290.5 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, the Partnership distributed $260.6 million of these net proceeds to Enterprise Products Operating LLC, plus $198.9 million in borrowings under its credit facility and a final amount of 5,351,571 common units (after giving the effect to the redemption of 1,950,000 common units).
     Duncan Energy Partners L.P. did not own any assets prior to February 5, 2007. The business and operations of Duncan Energy Partners L.P. prior to February 5, 2007 are referred to as “Duncan Energy Partners Predecessor” or “Predecessor.” Unless the context requires otherwise, references to “we,” “us,” “our,” “the Partnership” or “Duncan Energy Partners” are intended to mean the business and operations of Duncan Energy Partners L.P. and its consolidated subsidiaries since February 5, 2007.
     References to “DEP GP” mean DEP Holdings, LLC, which is our general partner.
     References to “DEP Operating Partnership” mean DEP Operating Partnership, L.P., which is a wholly owned subsidiary of Duncan Energy Partners that conducts substantially all of its business.
     References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., which owns 100% of Enterprise Products Operating LLC. Enterprise Products Partners is a publicly traded partnership, the common units of which are listed on the NYSE under the ticker symbol “EPD.”
     References to “EPO” mean Enterprise Products Operating LLC (as successor in interest by merger to Enterprise Products Operating L.P.), which is our Parent, and its consolidated subsidiaries. EPO owns a 100% interest in the Partnership’s general partner and is a significant owner of the Partnership’s common units.
     References to “EPGP” mean Enterprise Products GP, LLC, the general partner of Enterprise Products Partners.
     References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded affiliate, the common units of which are listed on the NYSE under the ticker symbol “TPP.”
     References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and is wholly owned by Enterprise GP Holdings L.P.

     References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”). Energy Transfer Equity is a publicly traded Delaware limited partnership, the registered limited partnership interests of which are listed on the NYSE under the ticker symbol “ETE.” The general partner of Energy Transfer Equity is LE GP, LLC (“LE GP”). On May 7, 2007, Enterprise GP Holdings acquired non-controlling interests in both LE GP and Energy Transfer Equity.
     References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., which owns EPGP, TEPPCO GP and limited partner interests in Enterprise Products Partners and TEPPCO. Enterprise GP Holdings is a publicly traded partnership, the units of which are listed on the NYSE under the ticker symbol “EPE.”
     References to “EPE Holdings” mean EPE Holdings, LLC, which is the general partner of Enterprise GP Holdings.
     References to “EPCO” mean EPCO, Inc., which is a related party affiliate to all of the foregoing named entities.
     All of the aforementioned entities are affiliates and under common control of Mr. Dan L. Duncan, the Group Co-Chairman and controlling shareholder of EPCO.
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
     The following is a brief description of the businesses of which 66% of the ownership interests were contributed to us by EPO effective February 1, 2007:
▪	Mont Belvieu Caverns owns and operates 33 salt dome caverns located in Mont Belvieu, Texas, with an underground storage capacity of approximately 100 million barrels (“MMBbls”), and a brine system with approximately 20 MMBbls of above ground storage capacity and two brine production wells. Mont Belvieu Caverns gathers, stores and delivers NGLs and petrochemical products for industrial customers located along the upper Texas Gulf Coast.

▪	Acadian Gas gathers, transports, stores and markets natural gas in Louisiana utilizing over 1,000 miles of high-pressure transmission pipelines and lateral and gathering lines with an aggregate throughput capacity of one billion cubic feet per day (“Bcf/d”) including a 27-mile pipeline owned by its joint venture unconsolidated affiliate, Evangeline Gas Pipeline L.P., (“Evangeline”) and a leased storage cavern with 3 Bcf of storage capacity (see Note 9).

▪	Lou-Tex Propylene owns a 263-mile pipeline used to transport chemical-grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas.

▪	Sabine Propylene owns a 21-mile pipeline used to transport polymer-grade propylene from Port Arthur, Texas to a pipeline interconnect in Cameron Parish, Louisiana on a transport-or-pay basis.

▪	South Texas NGL owns a 286-mile pipeline system extending from Corpus Christi, Texas to Mont Belvieu, Texas. In January 2007, this pipeline commenced transportation of NGLs from two of EPO’s processing facilities located in South Texas to Mont Belvieu, Texas.
     The financial information and related notes included under this Item that pertain to periods prior to our initial public offering reflect the assets, liabilities and operations contributed to us by EPO at the closing of our initial public offering on February 5, 2007 (effective February 1, 2007 for financial accounting and reporting purposes). The historical financial information has been prepared using EPO’s separate historical accounting records related to the operations owned by Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL. We refer to these historical assets, liabilities and operations as the assets, liabilities and operations of Duncan Energy Partners Predecessor.
     EPO had owned controlling interests and operated the underlying assets of Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene and Sabine Propylene for several years prior to its contribution of interests in such entities to us. On February 5, 2007, DEP Operating Partnership (the primary operating subsidiary of the Partnership) directly or indirectly assumed such operating responsibilities.
     EPO may contribute or sell other equity interests in its subsidiaries or other of its or its subsidiaries’ assets to the Partnership and use the proceeds it receives to fund its capital spending program. EPO has no obligation or commitment to make such contributions or sales to the Partnership.
     In certain cases, EPO is responsible for funding 100% of project costs rather than sharing such costs with the Partnership in accordance with the existing sharing ratio of 66% funded by the Partnership and 34% funded by EPO. See Note 15 for information regarding recent cash contributions made by EPO in connection with the Omnibus Agreement and Mont Belvieu Caverns’ limited liability company agreement.
Basis of Financial Statement Presentation
     We have presented our results of operations following the completion of our initial public offering separately from those pertaining to Duncan Energy Partners Predecessor. We acquired all of the assets and operations of the Predecessor that are included in our financial statements. There are a number of agreements and other items that went into effect at the time of our initial public offering that affect the comparability of our current operating results with the historical operating results of Duncan Energy Partners Predecessor. These differences include:
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
     Our financial statements reflect the accounts of subsidiaries in which we have a controlling interest, after the elimination of all significant intercompany accounts and transactions. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements, in accordance with generally accepted accounting principles in the United States of America (referred to as “GAAP”), have been made.

Note 2. Summary of Significant Accounting Policies
Allowance for Doubtful Accounts
     Our allowance for doubtful accounts balance is generally determined based on specific identification and estimates of future uncollectible accounts, as appropriate. Our procedure for recording an allowance for doubtful accounts is based on (i) our historical experience, (ii) the financial stability of our customers and (iii) the levels of credit granted to customers. In addition, we may also increase the allowance account in response to the specific identification of customers involved in bankruptcy proceedings and those experiencing other financial difficulties. On a routine basis, we review estimates associated with the allowance for doubtful accounts to ensure we have recorded sufficient reserves to cover potential losses. As applicable our allowance also includes estimates for uncollectible natural gas imbalances based on specific identification of accounts. Our allowance for doubtful accounts was $47 thousand and $0.4 million at December 31, 2007 and 2006, respectively. The reduction in the allowance for doubtful accounts is due to final receipts and adjustments related to a customer involved in a bankruptcy proceeding.

		Addition
	Balance At	Charged To	Charged To
	Beginning	Costs And	Other		Balance At
Description	Of Period	Expenses	Accounts	Deductions	End of Period

Accounts receivable – trade
Allowance for doubtful accounts
2007	$402	$—	$—	$(355)	$47
2006 (1)	3,372	—	—	(2,970)	402
2005	3,457	—	—	(85)	3,372

(1)	In 2006 we adjusted the allowance account for the receipt of a contingent asset related to a prior business acquisition.
Cash and Cash Equivalents
     Prior to our initial public offering in February 2007, we operated within the EPO cash management program. For purposes of presentation in the Statements of Consolidated/Combined Cash Flows, cash flows received (or used) in financing activities represent transfers of excess cash from us to our prior owners equal to net cash flow provided by operating activities less cash used in investing activities. Such transfers of excess cash are shown as permanent distributions to owners on our Statement of Consolidated Partners’ Equity/Owners’ Net Investment prior to February 2007. Conversely, if cash used in investing activities was greater than net cash flow provided by operating activities, then a deemed permanent contribution by owners was reflected. As a result, our financial statements prior to February 2007 do not present cash balances. Following our initial public offering, we ceased participation in the EPO cash management program and maintain our cash balances separately from affiliates. To the extent that our subsidiaries have operating cash flows beyond their expected needs, such amounts are permanently distributed to the Partnership and EPO at ratios reflective of their interests.
     Cash and cash equivalents represent unrestricted cash on hand and highly liquid investments with original maturities of less than three months from the date of purchase.
     Our Statements of Consolidated/Combined Cash Flows are prepared using the indirect method. The indirect method derives net cash flows from operating activities by adjusting net income to remove (i) the effects of all deferrals of past operating cash receipts and payments, such as changes during the period in inventory, deferred income and similar transactions, (ii) the effects of all accruals of expected future operating cash receipts and cash payments, such as changes during the period in receivables and payables, (iii) the effects of all items classified as investing or financing cash flows, such as gains or losses on sale of property, plant and equipment or extinguishment of debt, and (iv) other non-cash amounts such as depreciation, amortization and changes in the fair market value of financial instruments.

Consolidation Policy
     We evaluate our financial interests in business enterprises to determine if they represent variable interest entities where we are the primary beneficiary. If such criteria are met, we consolidate the financial statements of such businesses with those of our own. Our consolidated/combined financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest, after the elimination of all intercompany accounts and transactions.
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
Current Assets and Current Liabilities
     We present, as individual captions in our consolidated balance sheets, all components of current assets and current liabilities that exceed five percent of total current assets and liabilities, respectively.
Deferred Revenue
     In our storage business, we occasionally bill customers in advance of the periods in which we provide storage services. We record such amounts as deferred revenue. We recognize these revenues ratably over the applicable service period. Our deferred revenue was $1.2 million and $1.4 million at December 31, 2007 and 2006, respectively.
Deposits from Customers
     Natural gas customers that pose a credit risk are required to make a prepayment (i.e., a deposit) to us in connection with sales transactions. Deposits from customers were approximately $41 thousand and $0.1 million at December 31, 2007 and 2006, respectively.

Earnings per Unit
     See Note 16 for more information regarding our earnings per unit.
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
     Expenses for environmental compliance and monitoring were $0.1 million, $0.4 million, and $0.3 million during 2007, 2006 and 2005, respectively. Our reserve for environmental remediation projects totaled $0.3 million December 31, 2007.

		Additions
	Balance At	Charged To	Charged To
	Beginning	Costs And	Other		Balance At
Description	Of Period	Expenses	Accounts	Deductions	End of Period

Other current liabilities
Reserve for environmental liabilities
2007	$400	$—	$—	$(74)	$326
2006	150	250	—	—	400
2005	—	150	—	—	150
Equity-Based Compensation
     We do not directly employ any of the persons responsible for the management and operations of our businesses. These functions were performed by employees of EPCO pursuant to an administrative services agreement under the direction of the Board of Directors and executive officers of Enterprise Products OLPGP, Inc., the general partner of EPO.
     Certain key employees of EPCO participate in long-term incentive compensation plans managed by EPCO. Such awards were immaterial to our consolidated financial position, results of operation, and cash flows for all periods presented in this annual report. The compensation expense we record related to unit-based awards is based on an allocation of the total cost of such incentive plans to EPCO. We record our pro rata share of such costs based on the percentage of time each employee spends on our consolidated business activities. The amount of equity-based compensation allocable to the Company’s businesses was $205 thousand for the eleven months ended December 31, 2007 and nominal amounts for prior periods.
     In connection with the incentive plans of EPCO, we record amounts related to restricted unit awards and profit interests. Prior to January 1, 2006, EPCO accounted for these awards using the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” On January 1, 2006, EPCO adopted Statement of Financial Accounting Standard (“SFAS”) 123(R), “Accounting for Stock-Based Compensation,” to account for its equity awards. Upon adoption of this accounting standard, we recognized a cumulative effect of change in accounting principle of $9 thousand (a benefit). Since we adopted SFAS 123(R) using the modified prospective method, we have not restated the financial statements of prior periods to reflect this new standard.
     SFAS 123(R) requires us to recognize compensation expense related to unit-based awards based on the fair value of the award at grant date. The fair value of restricted unit (i.e. time-vested units under SFAS 123(R)) awards is based on the market price of the underlying common units on the date of grant. The fair value of other unit-based awards is estimated using the Black-Scholes option pricing model. Under SFAS 123(R), the fair value of an equity-classified award (such as a restricted unit award) is amortized to earnings on a straight-line basis over the requisite service or vesting period. Compensation expense for liability-classified awards is recognized over the requisite service or vesting period of an award based on the fair value of the award remeasured at each reporting period. Liability-type awards are cash settled upon vesting.
Restricted Unit Awards
     Under the Enterprise Products 1998 Long-Term Incentive Plan (the “1998 Plan”), EPCO’s key employees who perform management, administrative or operational functions for us or other affiliates of Enterprise Products Partners may be awarded restricted common units of Enterprise Products Partners. In general, restricted unit awards allow recipients to acquire the underlying common units (at no cost to the recipient) once a defined vesting period expires, subject to certain forfeiture provisions. The restrictions on such non-vested units generally lapse four years from the date of grant. The fair value of restricted units is based on the market price of the underlying common units on the date of grant less an allowance for estimated forfeitures. Each recipient is also entitled to cash distributions from Enterprise Products Partners equal to the product of the number of restricted units outstanding for the participant and the cash distribution per unit paid by Enterprise Products Partners to its unitholders.
     As used in the context of the EPCO plan, the term “restricted unit” represents a time-vested unit under SFAS 123(R). Such awards are non-vested until the required service period expires.
Employee Partnership Awards
     EPCO formed the Employee Partnerships to serve as long-term incentive arrangements for certain employees of EPCO by providing “profits interests” in the underlying limited partnerships. The profits interest awards (or Class B limited partner interests) entitle each holder to participate in the appreciation in value of Enterprise GP Holdings’ units and are subject to forfeiture.
     EPE Unit I. In connection with the initial public offering of Enterprise GP Holdings in August 2005, EPE Unit I was formed to serve as an incentive arrangement for certain employees of EPCO through a “profits interest” in EPE Unit I. In August 2005, EPE Unit I used $51.0 million in contributions it received from its Class A limited partner (an affiliate of EPCO) to purchase 1,821,428 units of Enterprise GP Holdings. Certain EPCO employees, including all of Enterprise Products Partners’ executive officers other than Dan L. Duncan and Dr. Ralph S. Cunningham, were admitted as Class B limited partners of EPE Unit I without any capital contributions.
     Unless otherwise agreed to by EPCO, the Class A limited partner and a majority of the Class B limited partners, EPE Unit I will be liquidated upon the earlier of (i) August 2010 or (ii) a change in control of Enterprise GP Holdings or its general partner, EPE Holdings. Upon liquidation of EPE Unit I, units having a fair market value equal to the Class A limited partner’s capital base, plus any Class A preferred return for the quarter in which liquidation occurs, will be distributed to the Class A limited partner. Any remaining units will be distributed to the Class B limited partners as a residual profits interest award in EPE Unit I.
     At December 31, 2007, the total grant date fair value of the EPE Unit I awards was approximately $12.4 million, of which we are allocated our pro rata share by EPCO. We will recognize our share of these costs in accordance with the EPCO administrative services agreement over a weighted-average period of 2.7 years.
     EPE Unit III. EPE Unit III owns 4,421,326 units of Enterprise GP Holdings contributed to it by a private company affiliate of EPCO, which, in turn, was made the Class A limited partner of EPE Unit III. The units of Enterprise GP Holdings contributed by the Class A limited partner had a fair value of $170.0 million on the date of contribution (the “Class A limited partner capital base”). Certain EPCO employees were issued Class B limited partner interests and admitted as Class B limited partners of EPE Unit III without any capital contribution. The profits interest awards (i.e., Class B limited partner interests) in EPE Unit III entitle the holder to participate in the appreciation in value of Enterprise GP Holdings’ units owned by EPE Unit III.
     Unless otherwise agreed to by EPCO, the Class A limited partner and a majority in interest of the Class B limited partners of EPE Unit III, EPE Unit III will be liquidated upon the earlier of: (i) May 7,

2012 or (ii) a change in control of Enterprise GP Holdings or its general partner. EPE Unit III has the following material terms regarding its quarterly cash distribution to partners:
▪	Distributions of Cash flow – Each quarter, 100% of the cash distributions received by EPE Unit III from Enterprise GP Holdings will be distributed to the Class A limited partner until it has received an amount equal to the pro rata Class A preferred return (as defined below), and any remaining distributions received by EPE Unit III will be distributed to the Class B limited partners. The Class A preferred return equals 3.797% per annum, of the Class A limited partner’s capital base. The Class A limited partner’s capital base equals approximately $170.0 million plus any unpaid Class A preferred return from prior periods, less any distributions made by EPE Unit III of proceeds from the sale of Enterprise GP Holdings’ units owned by EPE Unit III (as described below).

▪	Liquidating Distributions – Upon liquidation of EPE Unit III, Enterprise GP Holdings’ units having a fair market value equal to the Class A limited partner capital base will be distributed to a private company affiliate of EPCO, plus any accrued Class A preferred return for the quarter in which liquidation occurs. Any remaining units of Enterprise GP Holdings will be distributed to the Class B limited partners.

▪	Sale Proceeds – If EPE Unit III sells any of the 4,421,326 units of Enterprise GP Holdings that it owns, the sale proceeds will be distributed to the Class A limited partner and the Class B limited partners in the same manner as liquidating distributions described above.
     The Class B limited partner interests in EPE Unit III that are owned by EPCO employees are subject to forfeiture if the participating employee’s employment with EPCO and its affiliates is terminated prior to May 2012, with customary exceptions for death, disability and certain retirements. The risk of forfeiture associated with the Class B limited partner interests in EPE Unit III will also lapse upon certain change of control events.
     At December 31, 2007, the total grant date fair value of the EPE Unit III awards was approximately $23.0 million, of which we are allocated our pro rata share by EPCO. We will recognize our share of these costs in accordance with the EPCO administrative services agreement over a weighted-average period of 4.4 years.
     See Note 21 for information regarding the formation of the Enterprise Products 2008 Long-Term Incentive Plan in January 2008 and Enterprise Unit L.P. in February 2008.
Estimates
     Preparing our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during a given period. Our actual results could differ from these estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.
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
     The following table presents the estimated fair values of our financial instruments at the dates indicated:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
Financial Instruments	Value	Value	Value	Value

Financial assets:
Accounts receivable	$80,919	$80,919	$71,776	$71,776
Commodity financial instruments (1)	212	212	763	763
Financial liabilities:
Accounts payable and accrued expenses	97,943	97,943	68,366	68,366
Commodity financial instruments (1)	180	180	760	760
Variable-rate revolving credit facility	200,000	200,000	—	—
Interest rate swaps	3,782	3,782	—	—

(1)	Represents commodity financial instrument transactions that have either (i) not settled or (ii) settled and not been invoiced. Settled and invoiced transactions are reflected in either accounts receivable or accounts payable depending on the outcome of the transaction.
     We are exposed to financial market risks, including changes in commodity prices and interest rates. We may use financial instruments (i.e. futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions.
Interest Rate Risk Hedging Program
     In September 2007, we executed three floating-to-fixed interest rate swaps having a combined notional value of $175 million. The purpose of these financial instruments, which are accounted for as cash flow hedges, is to reduce the sensitivity of our earnings to variable interest rates charged under our revolving credit facility. At December 31, 2007, we recognized a $0.2 million benefit from these swaps in interest expense, which includes ineffectiveness of $0.2 million and income of $0.4 million. In 2008, we expect to reclassify $0.7 million of accumulated other comprehensive loss that was generated by these interest rate swaps as an increase to interest expense. The aggregate fair value of these interest rate swaps was a liability of $3.8 million.
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
     The fair value of the Acadian Gas commodity financial instrument portfolio was a negligible amount at both December 31, 2007 and 2006. We recorded losses of $0.7 million and $0.4 million for the eleven months ended December 31, 2007 and for the one month ended January 31, 2007, respectively. We also recorded losses of $0.8 million $0.2 million and for the years ended December 31, 2006 and 2005, respectively.
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
     At December 31, 2007 and 2006, the value of our natural gas inventory was $8.5 million and $13.5 million, respectively. As a result of fluctuating market conditions, we recognize lower of average cost or market (“LCM”) adjustments when the historical cost of our inventory exceeds its net realizable value. These non-cash adjustments are recorded as a component of operating costs and expenses. For the years ended December 31, 2007 and 2006, we recognized LCM adjustments of approximately $0.3 million and $0.2 million, respectively.

Natural Gas Imbalances
     Natural gas imbalances result when a customer injects more or less gas into a pipeline than it withdraws. Our imbalance receivables and payables are valued at market prices which represent cost. At December 31, 2007 and 2006, our imbalance receivables were $0.9 million and $2.6 million, respectively. Imbalance receivables are reflected as a component of “Accounts receivable — trade” on our Consolidated Balance Sheets. At December 31, 2007 and 2006, our imbalance payables were $0.4 million and $0.5 million, respectively. Imbalance payables are reflected as a component of “Accrued products payables” on our Consolidated Balance Sheets.
Property, Plant and Equipment
     Property, plant and equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. We use the expense-as-incurred method for planned major maintenance activities that benefit periods in excess of one year or for periods that are not determinable. We use the deferral method for our annual planned major maintenance activities.
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
     We account for asset retirement obligations (“AROs”) using SFAS 143, “Accounting for Asset Retirement Obligations,” as interpreted by Financial Accounting Standards Board Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” Asset retirement obligations are legal obligations associated with the retirement of a tangible long-lived asset that result from the asset’s acquisition, construction, development and/or normal operation. An ARO is initially measured at its estimated fair value. Upon initial recognition of an ARO, we record an increase to the carrying amount of the related long-lived asset and an offsetting ARO liability. We depreciate the combined cost of the asset and the capitalized asset retirement obligation using a systematic and rational allocation method over the period during which the long-lived asset is expected to provide benefits. After the initial period of ARO recognition, the ARO liability will change as a result of either the passage of time or revisions to the original estimates of either the amounts of estimated cash flows or their timing. Changes due to the passage of time increase the carrying amount of the liability because there are fewer periods remaining from the initial measurement date until the settlement date. Therefore, the present value of the discounted future settlement amount increases. These changes are recorded as a period cost called accretion expense. Upon settlement, our ARO obligations will be extinguished at either the recorded amount or we will incur a gain or loss on the difference between the recorded amount and the actual settlement cost.
     See Note 8 for additional information regarding our property, plant and equipment and related AROs.

Provision for Income Taxes
     We are organized as a pass-through entity for income tax purposes. As a result, our partners are responsible for federal income taxes on their share of our taxable income. Our provision for income taxes for the eleven months ended December 31, 2007 and year ended December 31, 2006 is $307 thousand and $21 thousand, respectively. The provision for income taxes is applicable to state tax obligations under the Revised Texas Franchise Tax.
     In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes,” we recognize the tax effects of any uncertain tax positions we may adopt, if the position taken by us is more likely than not sustainable. If a tax position meets such criteria, the tax effect to be recognized by us would be the largest amount of benefit with more than a 50% chance of being realized upon settlement. This guidance was effective January 1, 2007, and our adoption of this guidance had no material impact on our financial position, results of operations or cash flows.
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
Note 3. Recent Accounting Developments
     The following information summarizes recently issued accounting guidance that will or may affect our future financial statements. See Note 6 for new accounting principles adopted.

SFAS 157
     SFAS 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required (or permitted) by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop such measurements, and the effect of certain of the measurements on earnings (or changes in net assets) during a period.
     Certain requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of SFAS 157 has been deferred for one year. We adopted the provisions of SFAS 157 which are effective for fiscal years beginning after November 15, 2007 and there was no impact on our financial statements. Management is currently evaluating the impact that the deferred provisions of SFAS 157 will have on the disclosures in our financial statements in 2009.
SFAS 141(R)
     SFAS 141(R), “Business Combinations,” replaces SFAS 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements of SFAS 141 that the acquisition method of accounting (previously termed the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. This new guidance also retains guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill.
     The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about business combinations and their effects. To accomplish this, SFAS 141(R) establishes principles and requirements for how the acquirer:
▪	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree.

▪	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer.

▪	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
     SFAS 141(R) also requires that direct costs of an acquisition (e.g. finder’s fees, outside consultants, etc.) be expensed as incurred and not capitalized as part of the purchase price.
     As a calendar year-end entity, we will adopt SFAS 141(R) on January 1, 2009. Although we are still evaluating this new guidance, we expect that it will have an impact on the way in which we evaluate acquisitions.
SFAS 160
     SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” establishes accounting and reporting standards for non-controlling interests, which have been referred to as minority interests in prior accounting literature. A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent company. This new standard requires, among other things, that (i) ownership interests of noncontrolling interests be presented as a component of equity on the balance sheet (i.e. elimination of the mezzanine “minority interest” category); (ii) elimination of minority interest expense as a line item on the statement of income and, as a result, that net income be allocated between the parent and noncontrolling interests on the face of the statement of income; and (iii) enhanced disclosures regarding noncontrolling interests. As a calendar year-end entity, we will adopt SFAS 160 on January 1, 2009 and apply its presentation and disclosure requirements retrospectively.
Note 4. Revenue Recognition
     We recognize revenue using the following criteria: (i) persuasive evidence of an exchange arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the buyer’s price is fixed or determinable and (iv) collectibility is reasonably assured.
     We collect storage revenues under our NGL and petrochemical storage contracts based on the number of days a customer has volumes in storage multiplied by a storage rate (as defined in each contract). Under these contracts, revenue is recognized ratably over the length of the storage period. With respect to capacity reservation agreements, we collect a fee for reserving storage capacity for customers in our underground storage wells. Under these agreements, revenue is recognized ratably over the specified reservation period. Excess storage fees are collected when customers exceed their reservation amounts and are recognized in the period of occurrence. In addition, we derive brine production revenues from customers that use brine in the production of feedstocks for production of polyvinyl chloride (“PVC”).
     Under our natural gas, NGL and petrochemical pipeline transportation contracts, revenue is recognized when volumes have been delivered to customers. Revenue from these contracts is generally based on a fixed fee per unit of volume transported (typically in million British thermal units for natural gas and thousand barrels per day for NGLs and petrochemicals) multiplied by the volume delivered. The transportation fees charged under these arrangements are contractual. All revenue recognized under our NGL transportation agreements is with related parties (see Note 15).
     Prior to 2004, Sabine Propylene was regulated by the Federal Energy Regulatory Commission (“FERC”). Lou-Tex Propylene was also subject to the FERC’s jurisdiction until 2005. The revenues recorded by Sabine Propylene and Lou-Tex Propylene during the period in which each entity was regulated were based on the maximum tariff rates approved by the FERC.
     We have natural gas sales contracts associated with Acadian Gas whereby revenue is recognized when we sell and deliver a volume of natural gas to customers. Revenues from these sales contracts are based upon market-related prices as determined by the individual agreements.
Note 5. Financial Instruments
     We are exposed to financial market risks, including changes in commodity prices and interest rates. We may use financial instruments (i.e. futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions.
Interest Rate Risk Hedging Program
     As presented in the following table, Duncan Energy Partners had three interest rate swap agreements outstanding at December 31, 2007 that were accounted for as cash flow hedges.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate(1)	Value

Duncan Energy Partners’ Revolver, due Feb. 2011	3	Sep. 2007 to Sep. 2010	Sep. 2010	4.84% to 4.62%	$175.0 million

(1)	Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).
     In September 2007, we executed three floating-to-fixed interest rate swaps having a combined notional value of $175 million. The purpose of these financial instruments is to reduce the sensitivity of our earnings to variable interest rates charged under our revolving credit facility. We recognized a $0.2 million benefit from these swaps in interest expense during 2007, which includes ineffectiveness of $0.2 million and income of $0.4 million. In 2008, we expect to reclassify $0.7 million of accumulated other comprehensive loss that was generated by these interest rate swaps as an increase to interest expense.
     At December 31, 2007, the aggregate fair value of these interest rate swaps was a liability of $3.8 million. As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged. Any ineffectiveness is recorded directly into earnings as an increase in interest expense.
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
     Acadian Gas enters into a small number of cash flow hedges in connection with its purchase of natural gas held-for-sale. In addition, Acadian Gas enters into a limited number of offsetting mark-to-market financial instruments that effectively fix the price of natural gas for certain of its customers.
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
     The fair value of the Acadian Gas commodity financial instrument portfolio was a negligible amount at both December 31, 2007 and 2006. We recorded losses of $0.7 million and $0.4 million for the eleven months ended December 31, 2007 and for one month ended January 31, 2007. We also recorded losses of $0.8 million $0.2 million and for the years ended December 31, 2006 and 2005, respectively.
Note 6. Cumulative Effect of Changes in Accounting Principles
     For the year ended December 31, 2007, we did not record any cumulative effect of changes in accounting principles. For the year ended December 31, 2006, we recorded a benefit of $9 thousand related to the implementation of SFAS 123(R).
     SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” addresses how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. This SAB requires us to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 did not have a material impact on our financial statements.
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
Effect of Implementation of FIN 47
     In December 2005, we adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation for FAS 143,” which required us to record a liability for AROs in which the timing and/or amount of settlement of the obligation is uncertain. These conditional asset retirement obligations were not addressed in SFAS 143, which we adopted on January 1, 2003. We recorded a charge of $0.6 million in connection with our implementation of FIN 47, which represents the depreciation and accretion expense we would have recognized in prior periods had we recorded these conditional asset retirement obligations when incurred. See Note 8 for additional information regarding our AROs.
Note 7. Inventories
     Our inventory consists of natural gas volumes valued at the lower of average cost or market. At the years ended December 31, 2007 and 2006, the value of our natural gas inventory was $8.5 million and $13.5 million, respectively.
     Operating costs and expenses, as presented on our Statements of Consolidated/Combined Operations and Comprehensive Income, included cost of sales amounts related to the sale of natural gas inventory. We recorded costs of sales of $669.3 million, $54.2 million and $795.2 million for the eleven months ended December 31, 2007, for the month of January 2007 and for the year ended December 31, 2006, respectively.
     As a result of fluctuating market conditions, we recognize lower of average cost or market (“LCM”) adjustments when the historical cost of our inventory exceeds its net realizable value. These non-cash adjustments are recorded as a component of cost of sales. For the eleven months ended December 31, 2007 and for the month ended January 31, 2007, we recognized LCM adjustments of approximately $0.3 million and $37 thousand, respectively. No LCM adjustments were required during the year ended December 31, 2006.

Note 8. Property, Plant and Equipment
     Our property, plant and equipment values and accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful		At December 31,
	Life in Years		2007	2006

Plant and pipeline facilities (1)	3-35	(4)	$560,702	$448,508
Underground storage wells and related assets (2)	5-35	(5)	358,585	324,685
Transportation equipment (3)	3-10		1,414	1,240
Land			19,690	15,809
Construction in progress			109,561	61,839

Total			1,049,952	852,081
Less accumulated depreciation			172,442	144,432

Property, plant and equipment, net			$877,510	$707,649

(1)	Includes natural gas, NGL and petrochemical pipelines, office furniture and equipment, buildings, and related assets.

(2)	Underground storage facilities include underground product storage caverns and related assets such as pipes and compressors.

(3)	Transportation equipment includes vehicles and similar assets used in our operations.

(4)	In general, the estimated useful life of major components of this category are: pipelines, 18-35 years (with some equipment at 5 years); office furniture and equipment, 3-20 years; and buildings 20-35 years.

(5)	In general, the estimated useful life of underground storage facilities is 20-35 years (with some components at 5 years).
     Depreciation expense for the eleven months ended December 31, 2007 and one month ended January 31, 2007 was $26.8 million and $2.2 million, respectively. Depreciation expense was $21.4 million and $19.2 million for the years ended December 31, 2006 and 2005, respectively.
     We have recorded conditional AROs in connection with certain right-of-way agreements, leases and regulatory requirements. Conditional AROs are obligations in which the timing and/or amount of settlement are uncertain. None of our assets are legally restricted for purposes of settling AROs. Our accrued liability for AROs was approximately $0.8 million at both December 31, 2007 and 2006. We recorded $62 thousand of accretion expense for the year ended December 31, 2007.
     We recorded a cumulative effect of a change in accounting principle of $0.6 million in connection with our implementation of FIN 47 in December 2005, which represents the depreciation and accretion expense we would have recognized had we recorded these conditional AROs when incurred. Based on information currently available, we estimate that annual accretion expense will be approximately $72 thousand, $79 thousand, $86 thousand, $94 thousand and $103 thousand for the years 2008 through 2012, respectively.
Note 9. Investments in and Advances to Unconsolidated Affiliate — Evangeline
     Acadian Gas, through a wholly owned subsidiary, owns a collective 49.51% equity interest in Evangeline, which consists of a 45% direct ownership interest in Evangeline Gas Pipeline, L.P. (“EGP”) and a 45.05% direct interest in Evangeline Gas Corp. (“EGC”). EGC also owns a 10% direct interest in EGP. Third parties own the remaining equity interests in EGP and EGC. Acadian Gas does not have a controlling interest in the Evangeline entities, but does exercise significant influence on Evangeline’s operating policies. Acadian Gas accounts for its financial investment in Evangeline using the equity method.
     At December 31, 2007 and 2006, the carrying value of our investment in Evangeline was $3.5 million and $3.4 million, respectively. Our Statements of Consolidated/Combined Operations and Comprehensive Income reflects equity earnings from Evangeline of $0.2 million and $25 thousand for the eleven months ended December 31, 2007 and the one month ended January 31, 2007, respectively. We recorded equity earnings from Evangeline of $1.0 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. Our investment in Evangeline is classified within our Onshore Natural Gas Pipelines & Services business segment.
     Evangeline owns a 27-mile natural gas pipeline system extending from Taft, Louisiana to Westwego, Louisiana that connects three electric generation stations owned by Entergy Louisiana (“Entergy”). Evangeline’s most significant contract is a 21-year natural gas sales agreement with Entergy. Evangeline is obligated to make available-for-sale and deliver to Entergy certain specified minimum contract quantities of natural gas on an hourly, daily, monthly and annual basis. The sales contract provides for minimum annual quantities of 36.75 BBtus, until the contract expires on January 1, 2013. Quantities delivered to Entergy for the years ended December 31, 2007, 2006 and 2005 under the contract totaled 36.77 BBtus, 36.75 BBtus and 37.61 BBtus, respectively.
     The sales contract contains provisions whereby Entergy is obligated to pay Evangeline a minimum fee each period, whether or not it is able to take delivery of natural gas volumes. The following table presents these minimum amounts for the annual periods presented:

2008	$6,568
2009	6,538
2010	6,508
2011	6,479
2012	6,450

Total	$32,543

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
     Entergy has the option to purchase the Evangeline pipeline system or an equity interest in Evangeline. In 1991, Evangeline entered into an agreement with Entergy whereby Entergy was granted the right to acquire Evangeline’s pipeline system for a nominal price, plus the assumption of all of Evangeline’s obligations under the natural gas sales contract. The option period begins the earlier of July 1, 2010 or upon the payment in full of Evangeline’s Series B notes as discussed below. It terminates on December 31, 2012. We cannot ascertain when, or if, Entergy will exercise this option. This uncertainty results from factors which include Entergy’s management decisions and regulatory approvals that may be required for Entergy to acquire Evangeline’s assets at the time the option is exercisable.

     Summarized financial information of Evangeline is presented below.

	At December 31,
	2007	2006

BALANCE SHEET DATA:
Current assets	$28,566	$30,510
Property, plant and equipment, net	5,174	6,182
Other assets	21,185	24,895

Total assets	$54,925	$61,587

Current liabilities	$21,406	$24,567
Other liabilities	24,738	28,611
Consolidated equity	8,781	8,409

Total liabilities and consolidated equity	$54,925	$61,587

	For Year Ended December 31,
	2007	2006	2005

INCOME STATEMENT DATA:
Revenues	$272,931	$287,275	$340,361
Operating income	6,337	7,939	3,563
Net income	371	1,964	526
Note 10. Intangible Assets
     At December 31, 2007 and 2006 our intangible assets consisted primarily of the value attributable to renewable storage contracts with various customers that we acquired in connection with the purchase of storage caverns from a third party in January 2002. We classify these intangible assets within our NGL & Petrochemical Storage Services business segment. Due to the renewable nature of the underlying contracts, we amortize our intangible assets on a straight-line basis over the estimated remaining economic life of the storage assets to which they relate.
     The gross value of our intangible assets was $8.1 million at inception. At December 31, 2007 and 2006, the carrying value of these intangible assets was $6.7 million and $7.0 million, respectively. We recorded $0.2 million in amortization expense associated with these intangible assets for all periods presented. Based on information currently available, we estimate that amortization expense associated with existing intangible assets will approximate $0.2 million per year for each of the years 2008 through 2012.
Note 11. Debt Obligations
     On February 5, 2007, we entered into a $300.0 million revolving credit facility having a $30.0 million sublimit for Swingline loans. We may also issue up to $300.0 million of letters of credit under this facility. Letters of credit outstanding under this facility reduce the amount available for borrowings. At the closing of our initial public offering, we made an initial draw of $200.0 million under this facility to fund the $198.9 million cash distribution to EPO and the remainder to pay debt issuance costs. At December 31, 2007, the principal balance outstanding under this facility was $200.0 million and letters of credit outstanding were $1.1 million. As of February 1, 2008, we had $1.1 million of letters of credit outstanding. This $200.0 million amount consists of $25.0 million in variable rate obligations and three floating-to-fixed interest rate swaps with a notional value of $175.0 million. See Note 2 — Interest Rate Risk Hedging Program, for more detail concerning our interest rate swaps.
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
     Our revolving credit facility offers the following unsecured loans, each having different minimum amount and interest requirements:
▪	London Interbank Offered Rate (“LIBOR”) Loans. LIBOR loans can be exercised in a minimum amount of $5.0 million and multiples of $1.0 million thereafter. No more than eight LIBOR loans may be outstanding at any time under the revolving credit facility. LIBOR loans will bear interest, at a rate per annum, equal to the LIBOR rate plus the applicable LIBOR margin.

▪	Base Rate Loans. Base Rate loans can be exercised in a minimum amount of $1.0 million and multiples of $500.0 thousand thereafter. These loans bear interest, at a rate per annum, equal to the Base Rate plus zero. The Base Rate is the higher of (i) the rate of interest publicly announced by the administrative agent, Wachovia Bank, National Association, as its Base Rate and (ii) 0.5% per annum above the Federal Funds Rate in effect on such date.

▪	Swingline Loans. Swingline loans can be exercised in a minimum amount of $1.0 million and multiples of $100.0 thousand thereafter. These loans bear interest at the LIBOR rate plus the applicable LIBOR margin.
     At December 31, 2007, our year-to-date weighted-average variable interest rate paid was 6.23%. Our interest rates during 2007 ranged from a low of 5.52% to a high of 6.42%.
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
     If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following is an event of default under the credit agreement:
▪	non-payment of any principal, interest or fees when due under the credit agreement subject to grace periods to be negotiated;

▪	non-performance of covenants subject to grace periods to be negotiated;

▪	failure of any representation or warranty to be true and correct in any material respect;

▪	failure to pay any other material debt exceeding $10.0 million in the aggregate;

▪	a change of control; and

▪	other customary defaults, including specified bankruptcy or insolvency events, the Employee Retirement Income Security Act of 1974, or ERISA, violations, and judgment defaults.
     At December 31, 2007, we were in compliance with the covenants of this credit facility.
Evangeline joint venture debt obligation

	At December 31,
	2007	2006

9.9% fixed interest rate senior secured notes due December 2010 (“Series B” notes):
Current portion of debt — due December 31, 2008	$5,000	$5,000
Long-term portion of debt	8,150	13,150
$7.5 million subordinated note payable to an affiliate of other co-venture participant (“LL&E Note”)	7,500	7,500

Total joint venture debt principal obligation	$20,650	$25,650

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
     Evangeline incurred the $7.5 million LL&E Note obligations in connection with its acquisition of the Entergy natural gas sales contract in 1991 and formation of the venture. The LL&E Note is subject to a subordination agreement which prevents the repayment of principal and accrued interest on the note until such time as the Series B note holders are either fully cash secured through debt service accounts or have been completely repaid. Variable rate interest accrues on the subordinated note at the LIBOR rate plus 0.5%. Variable interest rates charged on this note at December 31, 2007, 2006 and 2005 were 5.88%, 6.08%, and 4.23%, respectively. At December 31, 2007, 2006 and 2005, the amount of accrued but unpaid interest on the LL&E Note is approximately $9.1 million, $7.9 million and $7.1 million, respectively.

Note 12. Partners’ Equity/Owners’ Net Investment and Distributions
     We are a Delaware limited partnership that was formed in September 2006. We are owned 98% by our limited partners and 2% by our general partner, DEP GP, which is a wholly owned subsidiary of EPO.
     Capital accounts, as defined in our Partnership Agreement, are maintained by us for our general partner and our limited partners. The capital account provisions of our Partnership Agreement incorporate principles established for U.S. Federal income tax purposes and are not comparable to the equity accounts reflected under GAAP in our financial statements. Earnings and cash distributions are allocated to our partners in accordance with their respective percentage interests.
     As discussed in Note 1, we completed our initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) on February 5, 2007 at a price of $21.00 per unit, which generated net proceeds to the Partnership of $290.5 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, we distributed $260.6 million of these net proceeds to EPO, along with $198.9 million in borrowings under our revolving credit facility (see Note 11) and a final amount of 5,351,571 common units of the Partnership.
     The following table presents the adjustments made to the owners’ net investment balance of Duncan Energy Partners Predecessor at December 31, 2006 to arrive at our total partners’ equity balance after completion of our initial public offering effective February 1, 2007:

Balance, December 31, 2006	725,797
Net income — January 1, 2007 to January 31, 2007	5,035
Net cash contribution from owners	8,534
Non-cash contribution from owners	6

Balance, January 31, 2007	739,372
Adjustment for Predecessor liabilities not transferred to Duncan Energy Partners (1)	2,664
Retention by Parent of 34% ownership interest in certain operating subsidiaries (2)	(252,292)
Allocation of Predecessor equity to Parent in exchange for 5,351,571 common units of Duncan Energy Partners	(489,744)

Balance after completion of initial public offering and related transactions	$—

(1)	Reflects the retention by EPO of the storage well measurement imbalance account.

(2)	Reflects the retention by EPO (the sponsor of the Partnership) of a 34% ownership interest in each of operating subsidiaries.
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

Activity on February 5, 2007:
Common units originally issued to EPO in connection with its contribution of assets to us	7,301,571
Common units originally issued in connection with our initial public offering	13,000,000
Redemption of common units using proceeds of overallotment	(1,950,000)
Additional common units issued to public in connection with our initial public offering (overallotment amount)	1,950,000

Common units outstanding, December 31, 2007	20,301,571

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
     Our quarterly cash distributions for 2007 are presented in the following table:

	Cash Distribution History
	Distribution	Record	Payment
	per Unit	Date	Date

1st Quarter 2007 (1)	$0.244	Apr. 30, 2007	May 9, 2007
2nd Quarter 2007	$0.400	Jul. 31, 2007	Aug. 8, 2007
3rd Quarter 2007	$0.410	Oct. 31, 2007	Nov. 7, 2007
4th Quarter 2007	$0.410	Jan. 31, 2008	Feb. 7, 2008

(1)	Our first cash distribution was prorated for the 55-day period from and including February 5, 2007 (the date of our initial public offering) through March 31, 2007 and based on a declared quarterly distribution of $0.40 per unit.
Note 13. Parent Interest in Subsidiaries
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
     The following table presents the change in Parent interest in subsidiaries as shown on our Consolidated Balance Sheet at December 31, 2007:

Retention by Parent of 34% ownership interest in certain operating subsidiaries contributed to us on February 1, 2007	$252,292
Parent interest in income of our subsidiaries — February 1, 2007 through December 31, 2007	19,973
Distributions to Parent of subsidiary operating cash flows	(31,438)
Cash contributions from Parent in connection with Omnibus Agreement (see Note 15)	9,900
Cash contributions from Parent in connection with Mont Belvieu Caverns’ limited liability company agreement (see Note 15)	38,100
Other cash contributions from Parent to subsidiaries	57,035
Accrued receivable from Parent for reimbursement of capital project costs under Omnibus Agreement and Mont Belvieu Caverns’ limited liability company agreement (see Note 15)	12,476
Non-cash distribution to parent	(3,209)
Parent interest in proceeds from sale of storage assets	1,085

Parent interest in subsidiaries, December 31, 2007	$356,214

     Since our initial public offering, our operating subsidiaries distribute 34% of their operating cash flows to EPO. These distributions totaled $31.4 million for the eleven months ended December 31, 2007.

     The following table presents our calculation of Parent interest in income of subsidiaries for the eleven months ended December 31, 2007:

		For The Eleven
		Months Ended
		December 31,
		2007
Net income amounts:
Mont Belvieu Caverns’ net income (before special allocation of operational measurement gains and losses — See Note 2)	$22,165
Deduct operational measurement gain allocated to Parent	(4,537)	$4,537

Remaining Mont Belvieu Caverns’ net income to allocate to partners	17,628
Multiplied by Parent 34% interest in remaining net income	x 34%

Mont Belvieu Caverns’ net income allocated to Parent	5,994	5,994

Acadian Gas net income multiplied by Parent 34% interest		1,158
Lou-Tex Propylene net income multiplied by Parent 34% interest		2,552
Sabine Propylene net income multiplied by Parent 34% interest		373
South Texas NGL net income multiplied by Parent 34% interest		5,359

Parent interest in income of subsidiaries		$19,973

     EPO’s current sharing ratio of 34% in Mont Belvieu Caverns may increase in the future depending on the extent certain well optimization projects generate incremental cash flows (see Note 15).
Note 14. Business Segments
     We classify our midstream energy operations into four reportable business segments: NGL & Petrochemical Storage Services, Onshore Natural Gas Pipelines & Services, Petrochemical Pipeline Services and NGL Pipelines & Services. Our business segments are generally organized and managed according to the type of services rendered (or technology employed) and products produced and/or sold.
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
     We define total segment gross operating margin as operating income before: (i) depreciation, amortization and accretion expense; (ii) gains and losses on the sale of assets; and (iii) general and administrative expenses. Gross operating margin is exclusive of other income and expense transactions, provision for income taxes, minority interest, extraordinary charges and the cumulative effect of changes in accounting principles. Gross operating margin by segment is calculated by subtracting segment operating costs and expenses (net of the adjustments noted above) from segment revenues, with both segment totals before the elimination of any intersegment and intrasegment transactions. Our consolidated revenues reflect the elimination of all material intercompany transactions.
     We include equity earnings from Evangeline in our measurement of segment gross operating margin and operating income. Our equity investments in midstream energy operations such as those conducted by Evangeline are a vital component of our long-term business strategy and important to the operations of Acadian Gas. This method of operation enables us to achieve favorable economies of scale relative to our level of investment and also lowers our exposure to business risks compared to the profile we would have on a stand-alone basis. Our equity investee is within the same industry as our consolidated operations, thus we believe treatment of earnings from our equity method investee as a component of gross operating margin and operating income is appropriate.

     Our consolidated revenues were earned in the United States. Our underground storage wells in southeast Texas receive, store and deliver NGLs and petrochemical products for refinery and other customers along the upper Texas Gulf Coast. Acadian Gas gathers, transports, stores and markets natural gas to customers primarily in Louisiana. Our petrochemical pipelines provide propylene transportation services to shippers in southeast Texas and southwestern Louisiana. Our DEP South Texas NGL Pipeline System transports NGLs from south Texas to Mont Belvieu, Texas for EPO.
     Consolidated property, plant and equipment and investments in and advances to our unconsolidated affiliate are allocated to each segment based on the primary operations of each asset or investment. The principal reconciling item between consolidated property, plant and equipment and the total value of segment assets is construction-in-progress. Segment assets represent the net carrying value of assets that contribute to the gross operating margin of a particular segment. Since assets under construction generally do not contribute to segment gross operating margin until completed, such assets are excluded from segment asset totals until they are deemed operational.
     The following table shows our measurement of total segment gross operating margin for the periods indicated:

	Eleven Months	One Month
	Ended	Ended
	December 31,	January 31,	Year Ended December 31,
	2007	2007	2006	2005

Revenues (1)	$797,044	$66,674	$924,478	$953,397
Less: Operating costs and expenses (1)	(745,026)	(61,187)	(867,060)	(909,044)
Add: Equity in income of unconsolidated affiliate (1)	157	25	958	331
Depreciation, amortization and accretion in operating costs and expenses (2)	26,524	2,209	21,443	19,453
Loss (gain) on sale of assets in operating costs and expenses (2)	(19)	—	(25)	5

Total segment gross operating margin	$78,680	$7,721	$79,794	$64,142

(1)	These amounts are taken from our Statements of Consolidated/Combined Operations and Comprehensive Income.

(2)	These non-cash expenses are taken from the operating activities section of our Statements of Consolidated/Combined Cash Flows.
     A reconciliation of total segment gross operating margin to operating income and income before the cumulative effect of changes in accounting principles follows:

	Eleven Months	One Month
	Ended	Ended
	December 31,	January 31,	Year Ended December 31,
	2007	2007	2006	2005

Total segment gross operating margin	$78,680	$7,721	$79,794	$64,142
Adjustments to reconcile total segment gross operating margin to operating income:
Depreciation, amortization and accretion in operating costs and expenses	(26,524)	(2,209)	(21,443)	(19,453)
Gain (loss) on sale of assets in operating costs and expenses	19	—	25	(5)
General and administrative costs	(4,022)	(477)	(3,486)	(4,483)

Consolidated operating income	48,153	5,035	54,890	40,201
Other (income) expense, net	(8,641)	—	459	(532)
Provision for income taxes	(307)	—	(21)	—
Parent interest in income of subsidiaries	(19,973)	—	—	—

Income before cumulative effect of changes in accounting principles	$19,232	$5,035	$55,328	$39,669

     Information by segment, together with reconciliations to our consolidated totals, is presented in the following table:

	NGL &	Onshore
	Petrochemical	Natural Gas	Petrochemical	NGL	Adjustments
	Storage	Pipelines	Pipeline	Pipelines	and	Consolidated
	Services	& Services	Services	& Services	Eliminations	Totals

Revenues from third parties:
Eleven months ended December 31, 2007	$38,970	$429,043	$14,401	$—	$—	$482,414
One month ended January 31, 2007	3,630	39,027	—	—	—	42,657
Year ended December 31, 2006	39,031	489,470	—	—	—	528,501
Year ended December 31, 2005	35,237	499,331	—	—	—	534,568
Revenues from related parties:
Eleven months ended December 31, 2007	27,345	267,091	—	20,194	—	314,630
One month ended January 31, 2007	1,534	17,742	2,990	1,751	—	24,017
Year ended December 31, 2006	20,113	336,777	39,087	—	—	395,977
Year ended December 31, 2005	17,601	367,362	33,866	—	—	418,829
Total revenues:
Eleven months ended December 31, 2007	66,315	696,134	14,401	20,194		797,044
One month ended January 31, 2007	5,164	56,769	2,990	1,751	—	66,674
Year ended December 31, 2006	59,144	826,247	39,087	—	—	924,478
Year ended December 31, 2005	52,838	866,693	33,866	—	—	953,397
Equity in income of unconsolidated affiliate:
Eleven months ended December 31, 2007	—	157	—	—	—	157
One month ended January 31, 2007	—	25	—	—	—	25
Year ended December 31, 2006	—	958	—	—	—	958
Year ended December 31, 2005	—	331	—	—	—	331
Gross operating margin by individual business segment and in total:
Eleven months ended December 31, 2007	36,419	11,133	11,649	19,479	—	78,680
One month ended January 31, 2007	1,770	1,605	2,700	1,646	—	7,721
Year ended December 31, 2006	23,940	20,144	35,710	—	—	79,794
Year ended December 31, 2005	16,636	18,939	28,567	—	—	64,142
Segment assets:
At December 31, 2007	345,471	206,158	89,634	126,685	109,562	877,510
At December 31, 2006	246,068	209,550	92,044	98,148	61,839	707,649
Investments in and advances to unconsolidated affiliate (see Note 9):
At December 31, 2007	—	3,490	—	—	—	3,490
At December 31, 2006	—	3,391	—		—	3,391
Intangible assets
At December 31, 2007	6,733	—	—	—	—	6,733
At December 31, 2006	6,966	—	—	—	—	6,966

     The following table provides additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	Eleven	One Month
	Months Ended	Ended	For Year Ended
	December 31,	January 31,	December 31,
	2007	2007	2006	2005

Consolidated revenues
Sales of natural gas	$687,731	$55,868	$816,183	$858,087
Transportation — natural gas	8,403	901	10,064	8,606
Transportation — petrochemicals	14,401	2,990	39,087	33,866
Transportation — NGL	20,194	1,751	—	—
Storage	66,315	5,164	59,144	52,838

Total	$797,044	$66,674	$924,478	$953,397

Consolidated cost and expenses
Cost of natural gas sales	$669,312	$54,221	$795,181	$836,497
Operating expenses	49,209	4,757	50,461	53,089
Depreciation, amortization and accretion in operating costs and expenses	26,524	2,209	21,443	19,453
Loss (gain) on sale of assets	(19)	—	(25)	5
General and administrative costs	4,022	477	3,486	4,483

Total	$749,048	$61,664	$870,546	$913,527

     Revenues from the purchase and resale of natural gas included in the Onshore Natural Gas Pipelines & Services segment, accounted for 86%, 88% and 90% of total consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The cost of natural gas sales accounted for 89%, 91% and 92% of total consolidated operating costs and expenses for the years ended December 31, 2007, 2006 and 2005, respectively.
     Revenues from EPO accounted for 8%, 13% and 9% of total consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively. EPO accounted for 100% of the revenues recorded by our Petrochemical Pipeline Services segment for the years ended December 31, 2006 and 2005. EPO accounted for 41%, 34% and 33% of the revenues recorded by our NGL & Petrochemical Storage Services segment for the years ended December 31, 2007, 2006 and 2005, respectively. EPO accounted for 100% of the revenues recorded by our NGL Pipelines & Services for the year ended December 31, 2007.
     Revenues from Evangeline, our unconsolidated affiliate (see Note 9), accounted for 31%, 35% and 32% of total consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively. See Note 15 for information regarding our related party transactions.
     In 2007, ExxonMobil accounted for 11.4% of our total revenues and 11.6% of revenues of our Onshore Natural Gas Pipelines & Services segment. In 2006, ExxonMobil accounted for 9.9% of our consolidated revenues and 10.2% of revenues of our Onshore Natural Gas Pipelines & Services segment. In 2005, ExxonMobil accounted for 9.1% of our consolidated revenues and 9.3% of revenues of our Onshore Natural Gas Pipelines & Services segment.

Note 15.  Related Party Transactions
     We have business relationships with EPO, Evangeline, EPCO and certain other affiliates that give rise to various related party transactions. The following table summarizes our significant transactions with related parties during 2007.

	For the Eleven	For the One	For the Year Ended
	Months Ended	Month Ended	December 31,
	December 31,	January 31,
	2007	2007	2006	2005

Related party revenues:
Revenues from EPO:
Sale of natural gas	$18,258	$2,327	$59,036	$35,840
NGL and petrochemical storage services	27,319	1,534	20,113	17,601
NGL transportation services	20,194	1,751	—	—
Petrochemical pipeline services	—	2,990	39,087	33,866
Revenues from TEPPCO	26	—	—	—

Total	65,797	8,602	118,236	87,307

Revenues from unconsolidated affiliates:
From sale of natural gas to Evangeline	248,833	15,415	277,741	331,522

Total	$314,630	$24,017	$395,977	$418,829

Related party operating costs and expenses:
Expenses with EPO:
From purchase of natural gas	$21,588	$654	$20,316	$25,315
Other	2,942	—	—	—
Expenses with EPCO:
From administrative services agreement	16,895	2,487	31,489	35,659
Expenses with TEPPCO:
From pipeline lease	126	—	—	—
Other	101	8	3	4

Total	$41,652	$3,149	$51,808	$60,978

Related party general and administrative costs:
Expenses with EPCO:
From administrative services agreement	$2,403	$—	$3,283	$3,937
Other	—	455	—	—

Total	$2,403	$455	$3,283	$3,937

   Relationship with EPO
     We have an extensive and ongoing relationship with EPO, which is our Parent company. The following information describes the significant ongoing and historical transactions that affected us and Duncan Energy Partners Predecessor.
     Natural gas sales and purchases. We buy natural gas from and sell natural gas to EPO. We use the natural gas purchased from EPO to meet our fuel and other requirements. We recorded $18.3 million in revenues and $21.6 million in operating costs and expenses related to these transactions during the eleven months ended December 31, 2007.
     NGL and petrochemical storage services. Mont Belvieu Caverns provides underground storage services to EPO. Prior to our initial public offering, the intercompany storage fees charged EPO by Mont Belvieu Caverns were below market. As a result of contracts executed in connection with our initial public offering, Mont Belvieu Caverns increased the storage fees it charges EPO to market-based rates. The terms of these new agreements commenced February 1, 2007 and end on December 31, 2016. We recorded $27.3 million in storage revenues from EPO during the eleven months ending December 31, 2007 under these new agreements.

     Also effective with our initial public offering, EPO agreed to retain all storage well measurement gains and losses and to be allocated all operational measurement gains and losses relating to Mont Belvieu Caverns’ underground storage activities. Storage well measurement gains and losses occur when product movements into a storage well are different than those redelivered to customers. In connection with storage agreements entered into between EPO and Mont Belvieu Caverns effective concurrently with the closing of our initial public offering, EPO agreed to assume all storage well measurement gains and losses.
     Operational measurement gains and losses are created when product is moved between storage wells and are attributable to pipeline and well connection measurement variances. Beginning February 2007, the Mont Belvieu Caverns’ limited liability company agreement allocates to EPO any items of income or loss relating to net operational measurement gains and losses, including amounts that Mont Belvieu Caverns may retain as handling losses. As such, EPO is required each period to contribute cash to Mont Belvieu Caverns for net operational measurement losses and is entitled to receive distributions from Mont Belvieu Caverns for net operational measurement gains. We continue to record operational measurement gains and losses associated with our Mont Belvieu storage facility. However, these operational measurement gains and losses should not affect our net income or have a significant impact on us with respect to the timing of our net cash flows provided by operating activities and, accordingly, we have not established a reserve for operational measurement losses on our balance sheet. We allocated EPO operational measurement gains totaling $4.5 million during the eleven months ended December 31, 2007. For additional information regarding our historical storage well and operational measurement gains and losses, see Note 2 of the Notes to Financial Statements included under Item 8 of this annual report.
     An affiliate of EPO assigned a ground lease to Mont Belvieu Caverns effective February 1, 2007. Under this ground lease, EPO, as lessee, is required to pay a monthly rental fee to Mont Belvieu Caverns, as lessor. The initial term of this ground lease commenced on January 17, 2002 and continues until the earlier to occur of (i) December 31, 2100 or (ii) termination by the lessee, for any reason, of its operations on the leased premises as permitted under the ground lease. We received $13 thousand from EPO in connection with this lease during the eleven months ended December 31, 2007.
     NGL transportation services. In conjunction with our initial public offering in February 2007, South Texas NGL entered into a ten-year contract with EPO for the transportation of NGLs from South Texas to Mont Belvieu, Texas. Under this contract, EPO pays us a dedication fee of no less than $0.02 per gallon for all NGLs it produces at its Shoup and Armstrong NGL fractionation plants, whether or not any volumes are actually shipped on the pipelines owned by South Texas NGL. South Texas NGL does not take title to products transported on its pipeline system. EPO retains title and associated commodity risk with such products. South Texas NGL recorded $20.2 million in NGL transportation revenues from EPO during the eleven months ending December 31, 2007 under these new agreements.
     Petrochemical pipeline services. Historically, EPO was the shipper of record on our Lou-Tex Propylene and Sabine Propylene Pipelines, and we charged it the maximum tariff rate for using these assets. EPO then contracted with third parties to ship volumes on these pipelines under product exchange agreements. In general, the revenues recognized by EPO in connection with these exchange agreements were lower than the maximum tariff rate it paid us. In connection with our initial public offering, EPO assigned its third party product exchange agreements to us. Accordingly, the transportation fees we receive from these third parties for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPO prior to February 2007. Although EPO has assigned these agreements to us, it remains jointly and severally liable to the Partnership for performance of these agreements.
     Omnibus Agreement. On February 5, 2007, we and EPO entered into an Omnibus Agreement that governs the following matters:
•	indemnification for certain environmental liabilities, tax liabilities and right-of-way defects;

•	reimbursement of certain expenditures incurred by South Texas NGL and Mont Belvieu Caverns;

•	a right of first refusal to EPO in our current and future subsidiaries and a right of first refusal on the material assets of these entities, other than sales of inventory and other assets in the ordinary course of business; and

•	a preemptive right with respect to equity securities issued by certain of our subsidiaries, other than as consideration in an acquisition or in connection with a loan or debt financing.
     EPO has indemnified us against certain pre-February 2007 environmental and related liabilities associated with the assets it contributed to us at the time of our initial public offering. These liabilities include both known and unknown environmental and related liabilities. This indemnification obligation will terminate on February 5, 2010. There is an aggregate cap of $15.0 million on the amount of indemnity coverage. In addition, we are not entitled to indemnification until the aggregate amount of claims we incur exceeds $250 thousand. Liabilities resulting from a change of law after February 5, 2007 are excluded from the EPO environmental indemnity. In addition, EPO has indemnified us for liabilities related to:
•	certain defects in the easement rights or fee ownership interests in and to the lands on which any assets contributed to us in connection with our initial public offering are located and failure to obtain certain consents and permits necessary to conduct our business that arise through February 5, 2010; and

•	certain income tax liabilities attributable to the operation of the assets contributed to us in connection with our initial public offering prior to February 5, 2007.
     The Omnibus Agreement may not be amended without the prior approval of the ACG Committee if the proposed amendment will, in the reasonable discretion of our general partner, adversely affect holders of the Partnership’s common units.
     Neither EPO nor any of its affiliates are restricted under the Omnibus Agreement from competing with us. Except as otherwise expressly agreed in the EPCO administrative services agreement, EPO and any of its affiliates may acquire, construct or dispose of additional midstream energy or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets. These agreements are in addition to other agreements relating to business opportunities and potential conflicts of interest set forth in the administrative services agreement with EPO, EPCO and other affiliates of EPCO.
     In certain cases, EPO is responsible for funding 100% of project costs rather than sharing such costs with the Partnership in accordance with the existing sharing ratio of 66% funded by the Partnership and 34% funded by EPO. Under the Omnibus Agreement, EPO agreed to make additional contributions to us as reimbursement for our 66% share of any excess project costs above (i) the $28.6 million of estimated project costs to complete the Phase II expansions of the DEP South Texas NGL Pipeline System and (ii) $14.1 million of estimated project costs for additional Mont Belvieu brine production capacity and above-ground storage reservoir projects. These projects were in progress at the time of our initial public offering. In December 2007, EPO made cash contributions totaling $9.9 million to our subsidiaries in connection with the Omnibus Agreement.
     In December 2007, EPO made an additional $38.1 million cash contribution to Mont Belvieu Caverns for capital expenditures in which the Partnership is not a participant. This contribution was in accordance with provisions of the Mont Belvieu Caverns’ limited liability company agreement, which states that when the Partnership elects to not participate in certain projects, then EPO is responsible for funding 100% of such projects. To the extent such non-participated projects generate incremental earnings for Mont Belvieu Caverns in the future, the sharing ratio for Mont Belvieu Caverns will be adjusted to allocate such incremental cash flows to EPO. Under the terms of the agreement, the Partnership may elect to reacquire for consideration a 66% share of these projects at a later date.
     Mont Belvieu Caverns distributed to us the $48.0 million in cash contributions it received from EPO with respect to the foregoing contributions made under the Omnibus Agreement ($9.9 million) and

Mont Belvieu Caverns’ limited liability company agreement ($38.1 million). We, in turn, used such proceeds to reduce amounts outstanding under our revolving credit facility.
     We expect additional contributions from EPO under the Omnibus Agreement and Mont Belvieu Caverns limited liability company agreement in 2008.
     Other Transactions. The following information summarizes various other related party transactions and arrangements between us and EPO during the year ended December 31, 2007:
•	In September 2007, Enterprise Texas Pipeline LLC, a wholly owned subsidiary of EPO, purchased certain parcels of land and regulatory permits from Mont Belvieu Caverns for $3.2 million. Due to common control considerations, the excess of the proceeds received from EPO over the carrying value of the assets sold was recorded as an equity contribution to Mont Belvieu Caverns. We used our $2.1 million share of the proceeds from this transaction to temporarily reduce principal outstanding under our revolving credit facility.

•	At the time of our initial public offering, we used $260.6 million of net proceeds from our initial public offering and $198.9 million in borrowings under our revolving credit facility to make a $459.5 million distribution to EPO as partial consideration for assets contributed to us and reimbursements for capital expenditures related to these assets. The remainder of such consideration consisted of our issuing EPO a final amount of 5,351,571 of our common units. EPO received $31.4 million of cash distributions from us during the eleven months ended December 31, 2007 based on its ownership of our limited partner units.

•	Duncan Energy Partners Predecessor participated in the EPO’s cash management program for all periods presented prior to the closing of our initial public offering. For purposes of presentation in our Statements of Consolidated/Combined Cash Flows, cash flows from financing activities represent transfers of excess cash from us to EPO equal to cash flows provided by operating activities less cash used in investing activities. Such transfers of excess cash are shown as permanent distributions to owners in the Statements of Consolidated/Combined Partners’ Equity/Owners’ Net Investment. As a result, the financial statements do not present cash balances for the periods prior to our initial public offering.
     Since our initial public offering, our operating subsidiaries distribute 34% of their operating cash flows to EPO. These distributions totaled $31.4 million for the eleven months ended December 31, 2007.
   Relationship with Evangeline
     Acadian Gas, through a wholly owned subsidiary, owns a collective 49.51% equity interest in Evangeline. Acadian Gas does not have a controlling interest in Evangeline, but does exercise significant influence over its operating policies. Evangeline’s most significant contract is a natural gas sales agreement with Entergy Louisiana (“Entergy”) that expires in January 2013. Under this contract, Evangeline is obligated to make available-for-sale and deliver to Entergy certain specified minimum contract quantities of natural gas on an hourly, daily, monthly and annual basis. The sales contract provides for minimum annual quantities of 36.75 BBtus.
     In connection with the Entergy sales contract, Evangeline has entered into a natural gas purchase contract with Acadian Gas that contains annual purchase provisions that correspond to Evangeline’s sales commitments to Entergy. The pricing terms of the sales agreement with Entergy and Evangeline’s purchase agreement with Acadian Gas are based on a monthly weighted-average market price of natural gas (subject to certain market index price ceilings and incentive margins) plus a predetermined margin. Acadian Gas sold $248.8 million of natural gas to Evangeline during the year ended December 31, 2007.
     EPO has furnished letters of credit on behalf of Evangeline’s debt service requirements. The outstanding letters of credit totaled $1.1 million, at both December 2007 and 2006.

   Relationship with EPCO
     We have no employees. All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to an administrative services agreement (the “ASA”). We, Enterprise Products Partners, Enterprise GP Holdings, TEPPCO and our respective general partners are parties to the ASA. The significant terms of the ASA are as follows:
•	In accordance with prudent industry practices, EPCO provides administrative, management, engineering and operating services as may be necessary to manage and operate our businesses, properties and assets. EPCO employs or otherwise retains the services of personnel providing these services.

•	We are required to reimburse EPCO for its services in an amount equal to the sum of all costs and expenses incurred by EPCO which are directly or indirectly related to our business or activities (including EPCO expenses reasonably allocated to us). In addition, we have agreed to pay all sales, use, excise, value added or similar taxes, if any, which may be applicable to the services provided by EPCO.

•	We participate as named insureds in EPCO’s insurance program, with the associated premiums and related costs being allocated to us. We reimbursed EPCO $1.6 million for insurance costs during the year ended December 31, 2007.

•	Our operating costs and expenses include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including the compensation of employees. We reimburse EPCO for actual direct and indirect expenses it incurs related to the operation of our assets. Our reimbursements to EPCO for operating costs and expenses were $16.9 million for the year ended December 31, 2007.

•	Our general and administrative expenses include reimbursement payments to EPCO for the costs it incurs for providing administrative services to us, including the compensation of employees. Such reimbursements are either (i) on an actual basis for direct expenses EPCO incurs on our behalf (e.g., the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to the ASA, which, in-turn, is based on the estimated usage of such services by each party (e.g., the allocation of general, legal or accounting salaries based on estimates of time spent on each entity’s businesses and affairs). Our reimbursements to EPCO for general and administrative costs were $2.4 million for the year ended December 31, 2007.
     A small number of key employees of EPCO that devote a portion of their time to our operations and affairs participate in long-term incentive compensation plans managed by EPCO. These plans include the issuance of unit options and restricted common units of Enterprise Products Partners and profits interests in the Employee Partnerships. The amount of equity-based compensation allocated to us was $0.2 million for the year ended December 31, 2007. Such amounts are immaterial to our consolidated financial position, results of operations and cash flows.
     The ASA also addresses potential conflicts that may arise among Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), Duncan Energy Partners (including DEP GP), and the EPCO Group. The EPCO Group includes EPCO and its other affiliates, but excludes Enterprise Products Partners, Enterprise GP Holdings, Duncan Energy Partners and their respective general partners. With respect to potential conflicts, the ASA provides, among other things, that:
•	If a business opportunity to acquire “equity securities” (as defined below) is presented to the EPCO Group, Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), Duncan Energy Partners (including DEP GP), then Enterprise GP Holdings will have the first right to pursue such opportunity. The term “equity securities” is defined to include:

•	general partner interests (or securities which have characteristics similar to general partner interests) or interests in “persons” that own or control such general partner or similar interests (collectively, “GP Interests”) and securities convertible, exercisable, exchangeable or otherwise representing ownership or control of such GP Interests; and

•	incentive distribution rights and limited partner interests (or securities which have characteristics similar to incentive distribution rights or limited partner interests) in publicly traded partnerships or interests in “persons” that own or control such limited partner or similar interests (collectively, “non-GP Interests”); provided that such non-GP Interests are associated with GP Interests and are owned by the owners of GP Interests or their respective affiliates.
Enterprise GP Holdings will be presumed to desire to acquire the equity securities until such time as EPE Holdings advises the EPCO Group, EPGP and DEP GP that it has abandoned the pursuit of such business opportunity. In the event that the purchase price of the equity securities is reasonably likely to equal or exceed $100 million, the decision to decline the acquisition will be made by the chief executive officer of EPE Holdings after consultation with and subject to the approval of the ACG Committee of EPE Holdings. If the purchase price is reasonably likely to be less than $100 million, the chief executive officer of EPE Holdings may make the determination to decline the acquisition without consulting the ACG Committee of EPE Holdings.
In the event that Enterprise GP Holdings abandons the acquisition and so notifies the EPCO Group, EPGP and DEP GP, Enterprise Products Partners will have the second right to pursue such acquisition. Enterprise Products Partners will be presumed to desire to acquire the equity securities until such time as EPGP advises the EPCO Group and DEP GP that Enterprise Products Partners has abandoned the pursuit of such acquisition. In determining whether or not to pursue the acquisition, Enterprise Products Partners will follow the same procedures applicable to Enterprise GP Holdings, as described above but utilizing EPGP’s chief executive officer and ACG Committee. In its sole discretion, Enterprise Products Partners may affirmatively direct such acquisition opportunity to Duncan Energy Partners. In the event this occurs, Duncan Energy Partners may pursue such acquisition.
In the event Enterprise Products Partners abandons the acquisition opportunity for the equity securities and so notifies the EPCO Group and DEP GP, the EPCO Group may pursue the acquisition or offer the opportunity to TEPPCO (including TEPPCO GP) and their controlled affiliates, in either case, without any further obligation to any other party or offer such opportunity to other affiliates.
•	If any business opportunity not covered by the preceding bullet point (i.e. not involving “equity securities”) is presented to the EPCO Group, Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), or Duncan Energy Partners (including DEP GP), Enterprise Products Partners will have the first right to pursue such opportunity either for itself or, if desired by Enterprise Products Partners in its sole discretion, for the benefit of Duncan Energy Partners. Enterprise Products Partners will be presumed to desire to pursue the business opportunity until such time as its general partner advises the EPCO Group, EPE Holdings and DEP GP that it has abandoned the pursuit of such business opportunity.

In the event the purchase price or cost associated with the business opportunity is reasonably likely to equal or exceed $100 million, any decision to decline the business opportunity will be made by the chief executive officer of EPGP after consultation with and subject to the approval of the ACG Committee of EPGP. If the purchase price or cost is reasonably likely to be less than $100 million, the chief executive officer of EPGP may make the determination to decline the business opportunity without consulting EPGP’s ACG Committee.

In its sole discretion, Enterprise Products Partners may affirmatively direct such acquisition opportunity to Duncan Energy Partners. In the event this occurs, Duncan Energy Partners may pursue such acquisition.

In the event that Enterprise Products Partners abandons the business opportunity for itself and Duncan Energy Partners and so notifies the EPCO Group, EPE Holdings and DEP GP, Enterprise GP Holdings will have the second right to pursue such business opportunity. Enterprise GP Holdings will be presumed to desire such acquisition until such time as its general partner declines such opportunity (in accordance with the procedures described above for Enterprise Products Partners) and advises the EPCO Group that it has abandoned the pursuit of such business opportunity. Should this occur, the EPCO Group may either pursue the business opportunity or offer the business opportunity to TEPPCO (including TEPPCO GP) and their controlled affiliates without any further obligation to any other party or offer such opportunity to other affiliates.
     None of Enterprise Products Partners, Enterprise GP Holdings, Duncan Energy Partners or their respective general partners or the EPCO Group have any obligation to present business opportunities to TEPPCO (including TEPPCO GP) or their controlled affiliates. Likewise, TEPPCO (including TEPPCO GP) and their controlled affiliates have no obligation to present business opportunities to Enterprise Products Partners, Enterprise GP Holdings, Duncan Energy Partners or their respective general partners or the EPCO Group.
Note 16. Earnings Per Unit
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
     The amount of net income or loss allocated to limited partner interests is net of our general partner’s share of such earnings. The following table presents the allocation of net income to DEP GP for the period indicated:

For the Eleven
Months Ended
December 31, 2007
Net income	$19,232
Multiplied by DEP GP ownership interest	2.0%

Net income allocation to DEP GP	$385

     The following table presents our calculation of basic and diluted earnings per unit for the period indicated:

For the Eleven
Months Ended
December 31, 2007
Net income	$19,232
Less net income allocation to DEP GP	(385)

Net income available to limited partners	$18,847

Basic and Diluted Earnings per Unit:
Numerator:
Net income available to limited partners	$18,847

Denominator:
Common units	20,302

Earnings per unit	$0.93

Note 17.  Commitments and Contingencies
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
     In 1997, Acadian Gas and numerous other energy companies were named as defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value, as well as the volumes, of natural gas produced from federal and Native American lands.  The complaint alleges that the U.S. Government was deprived of royalties as a result of this conspiracy.  The plaintiff in this case seeks royalties that he contends the U.S. government should have received had the heating value and volume been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices.  These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997).  On October 20, 2006, the U.S. District Court dismissed all of Grynberg’s claims against many of the energy companies, including Acadian, with prejudice.  Grynberg has appealed the dismissal.
     We are not aware of any other significant litigation, pending or threatened, that may have a significant adverse effect on our financial position or results of operations.
   Redelivery Commitments
     We transport and store natural gas and NGLs and store petrochemical products for third parties under various contracts. These volumes are (i) accrued as product payables on our Consolidated Balance Sheets, (ii) in transit for delivery to our customers or (iii) held at our storage facilities for redelivery to our customers. We are insured against any physical loss of such volumes due to catastrophic events. Under the terms of our NGL and petrochemical product storage agreements, we are generally required to redeliver volumes to the owner on demand. At December 31, 2007, NGL and petrochemical products aggregating 18.1 million barrels were due to be redelivered to their owners along with 711 BBtus of natural gas. See Note 2 for more information regarding accrued product payables.
   Contractual Obligations
     The following table summarizes our significant contractual obligations at December 31, 2007. A description of each type of contractual obligation follows:

	Payment or Settlement due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter

Scheduled maturities of long term debt (1)	$200,000	$—	$—	$—	$200,000	$—	$—
Operating lease obligations:	$2,719	$553	$481	$481	$497	$479	$228
Purchase obligations:
Product purchase commitments:
Estimated payment obligations:
Natural gas	$685,600	$137,345	$136,970	$136,970	$136,970	$137,345	$—
Other	$42	$42	$—	$—	$—	$—	$—
Underlying major volume commitments:
Natural gas (in BBtus)	91,350	18,300	18,250	18,250	18,250	18,300	—
Capital expenditure commitments (2)	$20,731	$20,731	$—	$—	$—	$—	$—

(1)	See Note 11 for information regarding our revolving credit facility.

(2)	Capital expenditure commitments are reflected on a 100% basis before contributions from the Parent in connection with the Omnibus Agreement and Mont Belvieu Caverns’ limited liability company agreement (see Note 15).

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
     Lease expense is charged to operating costs and expenses on a straight line basis over the period of expected economic benefit. Contingent rental payments, if any, are expensed as incurred. In general, we are required to perform routine maintenance on the underlying leased assets. In addition, certain leases give us the option to make leasehold improvements. Maintenance and repairs of leased assets attributable to our operations are charged to expense as incurred. We have not made any significant leasehold improvements during the periods presented. Lease expense included in operating income was $1.3 million for the eleven months ended December 31, 2007 and $1.3 million and $1.2 million for the years ended December 31, 2006 and 2005, respectively.
     Purchase Obligations.  We define purchase obligations as agreements to purchase goods or services that are enforceable and legally binding (unconditional) on us that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.
     Acadian Gas has a product purchase commitment for the purchase of natural gas in Louisiana from the co-venture party in Evangeline (see Note 9). This purchase agreement expires in January 2013. Our purchase price under this contract approximates the market price of natural gas at the time we take delivery of the volumes. The preceding table shows the volume we are committed to purchase and an estimate of our future payment obligations for the periods indicated. Our estimated future payment obligations are based on the contractual price at December 31, 2007 applied to all future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery.
     At December 31, 2007, we do not have any product purchase commitments with fixed or minimum pricing provisions having remaining terms in excess of one year.
     We also have short-term payment obligations relating to capital projects we have initiated. These commitments represent unconditional payment obligations that we have agreed to pay vendors for services to be rendered or products to be delivered in connection with our capital spending programs. The preceding table shows these capital project commitments for the periods indicated.
     At December 31, 2007, we had approximately $20.7 million in outstanding capital expenditure commitments. These commitments primarily relate to our announced expansions of the DEP South Texas NGL Pipeline System and Mont Belvieu Caverns’ well utilization projects, which are expected to be completed by the end of the first quarter of 2008. Of our total capital expenditure commitments, we expect EPO to reimburse us for $17.7 million attributable to (i) EPO 34% direct interest in our subsidiaries, (ii) EPO’s obligations under the Omnibus Agreement, and (iii) projects for which we are not obligated to participate in.

Note 18.  Significant Risks and Uncertainties
   Nature of Operations
     Our consolidated results of operations, cash flows and financial position may be adversely affected by a variety of factors affecting our industry and specific businesses, including:
•	a reduction in demand for NGL and petrochemical storage services provided by Mont Belvieu Caverns caused by fluctuations in NGL and petrochemical prices and production due to weather and other natural and economic forces;

•	a reduction in demand for natural gas transportation services and natural gas consumption in the areas served by Acadian Gas; or

•	a reduction in propylene transportation volumes by shippers on the petrochemical pipelines owned by Lou-Tex Propylene and Sabine Propylene.
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
   Weather-Related Risks
     Our assets are located along the U.S. Gulf Coast in Texas and Louisiana, which are areas prone to suffer tropical weather events such as hurricanes. If we were to experience a significant weather-related loss for which we were not fully insured, it could have a material impact on our consolidated financial position, results of operations and cash flows. Likewise, if any of our significant customer or supplier groups experience losses related to storm events, it could have a material impact on our consolidated financial position, results of operations and cash flows.

Note 19. Supplemental Cash Flow Information
     The net effect of changes in operating assets and liabilities is as follows for the periods indicated:

	Duncan Energy
	Partners	Duncan Energy Partners Predecessor
	For The Eleven	For the One	For the Year
	Months Ended	Month Ended	Ended
	December 31, 2007	January 31, 2007	December 31, 2006

Decrease (increase) in:
Accounts receivable	$(17,271)	$8,088	$38,904
Inventories	859	4,169	(3,684)
Prepaid and other current assets	(1,650)	13	(11)
Other assets	—	—	—
Increase (decrease) in:
Accounts payable	47,576	65	(469)
Accrued product payables	7,982	(13,080)	(38,903)
Accrued expenses	(13,018)	(7,148)	(8,325)
Accrued interest	186	—	—
Other current liabilities	2,926	(2,841)	(2,172)
Other long-term liabilities	2	(20)	—

Net effect of changes in operating accounts	$27,592	$(10,754)	$(14,660)

     On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures based on activities initiated by the party. The majority of such arrangements are associated with projects related to pipeline construction and well tie-ins. We received $0.6 million, $0.3 million and $0.8 million as contributions in aid of our construction costs during the eleven months ended December 31, 2007, the month of January 2007 and the year ended December 31, 2006, respectively.
     Accounts payable related to our capital spending projects totaled $16.3 million, $16.2 million, and $12.5 million at December 31, 2007, January 31, 2007, and December 31, 2006, respectively.

Note 20. Quarterly Financial Information (Unaudited)
     The following table presents selected quarterly financial data for the eleven months ended December 31, 2007, one month ended January 31, 2007 and years ended December 31, 2006 and 2005:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Duncan Energy Partners
For the Eleven Months Ended December 31, 2007:
Revenues	$133,874	$236,896	$220,572	$205,702
Operating income	9,132	13,273	10,764	14,984
Income before changes in accounting principles	3,923	4,548	4,494	6,267
Net income	3,923	4,548	4,494	6,267

Net income per unit Basic	$0.19	$0.22	$0.22	$0.30
Diluted	$0.19	$0.22	$0.22	$0.30

Duncan Energy Partners Predecessor
For the One Month Ended January 31, 2007:
Revenues	$66,674	n/a	n/a	n/a
Operating income	5,035	n/a	n/a	n/a
Income before changes in accounting principles	5,035	n/a	n/a	n/a
Net income	5,035	n/a	n/a	n/a

For the Year Ended December 31, 2006:
Revenues	$282,442	$221,349	$236,311	$184,376
Operating income	11,636	12,188	16,454	14,612
Income before changes in accounting principles	11,640	12,167	16,456	15,065
Net income	11,649	12,167	16,456	15,065
Note 21. Subsequent Events
Enterprise Products 2008 Long-Term Incentive Plan
     On January 29, 2008, the unitholders of Enterprise Products Partners approved the Enterprise Products 2008 Long-Term Incentive Plan (the “Incentive Plan”), which provides for awards of Enterprise Products Partners’ common units and other rights to its non-employee directors and to consultants and employees of EPCO and its affiliates providing services to Enterprise Products Partners, including us. Awards under the Incentive Plan may be granted in the form of restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The Incentive Plan will be administered by EPGP’s ACG Committee. Up to 10,000,000 of the Enterprise Products Partners’ common units may be granted as awards under the Incentive Plan, with such amount subject to adjustment as provided for under the terms of the plan. The Incentive Plan is effective until January 29, 2018 or, if earlier, the time which all available units under the Incentive Plan have been delivered to participants or the time of termination of the plan by EPCO or EPGP’s ACG Committee. We will recognize our share of the cost of such awards when granted.
Enterprise Unit L.P. Long-Term Incentive Plan
     On February 20, 2008, EPCO formed Enterprise Unit L.P. (“Enterprise LP”) to serve as an incentive arrangement for certain employees of EPCO through a “profits interest” in Enterprise LP. On that date, EPCO Holdings, Inc. (“EPCO Holdings”) agreed to contribute $18,000,000 in the aggregate (the “Initial Contribution”) to Enterprise LP and was admitted as the Class A limited partner. Certain key employees of EPCO including our Chief Executive Officer and Chief Financial Officer were issued Class B limited partner interests and admitted as Class B limited partners of Enterprise LP without any capital contribution. As with the awards granted in connection with the other Employee Partnership, these awards are designed to provide additional long-term incentive compensation for such employees. The profits interest awards (or Class B limited partner interests) in Enterprise LP entitle the holder to participate in the appreciation in value of Enterprise GP Holdings’ units and Enterprise Products Partners’ common units and are subject to forfeiture.
     A portion of the fair value of these equity awards will be allocated to us under the EPCO administrative services agreement as a non-cash expense. We will not reimburse EPCO, Enterprise LP or any of their affiliates or partners, through the administrative services agreement or otherwise, for any expenses related to Enterprise LP, including the Initial Contribution by EPCO Holdings.
     The Class B limited partner interests in Enterprise LP that are owned by EPCO employees are subject to forfeiture if the participating employee’s employment with EPCO and its affiliates is terminated prior to February 20, 2014, with customary exceptions for death, disability and certain retirements. The risk of forfeiture associated with the Class B limited partner interests in Enterprise LP will also lapse upon certain change of control events.
     Unless otherwise agreed to by EPCO, EPCO Holdings and a majority in interest of the Class B limited partners of Enterprise LP, Enterprise LP will terminate at the earlier of February 20, 2014 (six years from the date of the agreement) or a change in control of Enterprise Products Partners or Enterprise GP Holdings. Enterprise LP has the following material terms regarding its quarterly cash distribution to partners:.
•	Distributions of cash flow – Each quarter, 100% of the cash distributions received by Enterprise LP from Enterprise GP Holdings and Enterprise Products Partners will be distributed to the Class A limited partner until EPCO Holdings has received an amount equal to the Class A preferred return (as defined below), and any remaining distributions received by Enterprise LP will be distributed to the Class B limited partners. The Class A preferred return equals the Class A capital base (as defined below) multiplied by 5.0% per annum. The Class A limited partner’s capital base equals the amount of any contributions of cash or cash equivalents made by the Class A limited partner to Enterprise LP, plus any unpaid Class A preferred return from prior periods, less any distributions made by Enterprise LP of proceeds from the sale of units owned by Enterprise LP (as described below).

•	Liquidating Distributions – Upon liquidation of Enterprise LP, units having a fair market value equal to the Class A limited partner capital base will be distributed to EPCO Holdings, plus any accrued Class A preferred return for the quarter in which liquidation occurs. Any remaining units will be distributed to the Class B limited partners.

•	Sale Proceeds – If Enterprise LP sells any units that it beneficially owns, the sale proceeds will be distributed to the Class A limited partner and the Class B limited partners in the same manner as liquidating distributions described above.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Disclosure controls and procedures
     Our management, with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”) of our general partner, has evaluated the effectiveness of our disclosure controls and procedures, including internal controls over financial reporting, as of December 31, 2007. This evaluation concluded that our disclosure controls and procedures, including internal controls over financial reporting, are effective to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management noted no material weaknesses in the design or operation of our internal controls over financial reporting that are likely to adversely affect our ability to record, process, summarize and report financial information. In addition, no fraud involving management or employees who have a significant role in our internal controls over financial reporting was detected.
     The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO of our general partner, as appropriate to allow such persons to make timely decisions regarding required disclosures.
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
Internal control over financial reporting
     Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with GAAP. These internal controls over financial reporting were designed under the supervision of our management, including the CEO and CFO of our general partner, and include policies and procedures that:
(i)	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets,

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
     In accordance with Item 308 of SEC Regulation S-K, management is required to provide an annual report regarding internal controls over our financial reporting. This report, which includes management’s assessment of the effectiveness of our internal controls over financial reporting, is found elsewhere in this Item 9A.
     There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the fourth quarter of 2007, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
     The certifications of our general partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this annual report on Form 10-K.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2007
     The management of Duncan Energy Partners L.P. and its consolidated subsidiaries, including its chief executive officer and the chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance to Duncan Energy Partners’ management and board of directors regarding the preparation and fair presentation of published financial statements. However, our management does not represent that our disclosure controls and procedures or internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only a reasonable, not an absolute, assurance that the objectives of the control system are met.
     Our management assessed the effectiveness of Duncan Energy Partners’ internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. This assessment included design effectiveness and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on our assessment, we believe that, as of December 31, 2007, Duncan Energy Partners’ internal control over financial reporting is effective based on those criteria.
     Our Audit, Conflicts and Governance Committee is composed of directors who are not officers or employees of DEP GP. It meets regularly with members of management, the internal auditors and the representatives of the independent registered public accounting firm to discuss the adequacy of Duncan Energy Partners’ internal controls over financial reporting, financial statements and the nature, extent and results of the audit effort. Management reviews with the Audit, Conflicts and Governance Committee all of Duncan Energy Partners’ significant accounting policies and assumptions affecting the results of operations. Both the independent registered public accounting firm and internal auditors have direct access to the Audit, Conflicts and Governance Committee without the presence of management.
     Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this Annual Report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 29, 2008.

/s/ Richard H. Bachmann		/s/ W. Randall Fowler
Name:	Richard H. Bachmann	Name:	W. Randall Fowler
Title:	Chief Executive Officer of	Title:	Chief Financial Officer of
	our general partner,		our general partner,
	DEP Holdings, LLC		DEP Holdings, LLC
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Partnership Management
     As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for the management or operations of our business. These functions are performed by the employees of EPCO pursuant to an administrative services agreement under the direction of the Board of Directors (the “Board”) and executive officers of our general partner. For a description of the administrative services agreement, see “Certain Relationships and Related Transactions — Relationship with EPCO” under Item 13 of this annual report.
     The executive officers of our general partner are elected for one-year terms and may be removed, with or without cause, only by the Board. Our unitholders do not elect the officers or directors of our general partner. Dan. L. Duncan, through his indirect control of DEP GP, has the ability to elect, remove and replace at any time, all of the officers and directors of our general partner. Each member of the Board of our general partner serves until such member’s death, resignation or removal. The employees of EPCO who served as directors of DEP GP were Messers. Duncan, Bachmann, Creel, Fowler, Radtke and Cunningham. Mr. Cunningham was appointed a director of DEP GP effective August 1, 2007.
     Seven of the directors attended the five meetings of the Board during 2007, one member attended four meetings of the Board and one member attended the two Board meetings which took place after election to the Board in August 2007. The Board has one committee, the Audit, Conflicts and Governance Committee, which we refer to in this annual report as the ACG Committee. The ACG Committee met eight times during 2007.
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
     Notwithstanding any contractual limitation on its obligations or duties, DEP GP is liable for all debts we incur (to the extent not paid by us), except to the extent that such indebtedness or other obligations are non-recourse to DEP GP. Whenever possible, DEP GP intends to make any such indebtedness or other obligations non-recourse to itself.
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
     A key element for strong governance is independent members of the Board of Directors. Pursuant to the NYSE listing standards, a director will be considered independent if the Board determines that he or she does not have a material relationship with DEP GP or us (either directly or as a partner, unitholder or officer of an organization that has a material relationship with DEP GP or us). Based on the foregoing, the Board has affirmatively determined that William A. Bruckmann, III, Larry J. Casey and Joe D. Havens are “independent” directors under the NYSE rules.
     As required by the Sarbanes-Oxley Act of 2002, the SEC adopted rules that direct national securities exchanges and associations to prohibit the listing of securities of a public company if its audit committee members do not satisfy a heightened independence standard. In order to meet this standard, members of such audit committees may not receive any consulting fee, advisory fee or other compensation from the public company other than fees for service as a director or committee member and may not be considered an affiliate of the public company. Neither DEP GP nor any individual member of its ACG Committee has relied on any exemption in the NYSE rules to establish such individual’s independence. Based on the foregoing criteria, the Board has affirmatively determined that all members of its ACG Committee satisfy this heightened independence requirement.
Code of Conduct and Ethics and Corporate Governance Guidelines
     DEP GP has adopted a “Code of Conduct” that applies to all directors, officers and employees. This code sets out our requirements for compliance with legal and ethical standards in the conduct of our business, including general business principles, legal and ethical obligations, compliance policies for specific subjects, obtaining guidance, the reporting of compliance issues and discipline for violations of the code. Our Code of Conduct also establishes policies applicable to our chief executive officer, chief financial officer, principal accounting officer and senior financial and other managers to prevent wrongdoing and to promote honest and ethical conduct, including ethical handling of actual and apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications and prompt internal reporting violations of the code.
     Governance guidelines, together with committee charters, provide the framework for effective governance. The Board has adopted the Governance Guidelines of Duncan Energy Partners, which address several matters, including qualifications for directors, responsibilities of directors, retirement of directors, the composition and responsibility of ACG Committee, the conduct and frequency of board and committee meetings, management succession, director access to management and outside advisors, director compensation, director orientation and continuing education, and annual self-evaluation of the board. The Board recognizes that effective governance is an on-going process, and thus, the Board will review the Governance Guidelines of Duncan Energy Partners annually or more often as deemed necessary.
     We provide access through our website at www.deplp.com to current information relating to governance, including the Code of Conduct, the Governance Guidelines of Duncan Energy Partners and other matters impacting our governance principles. You may also contact our investor relations department at (866) 230-0745 for printed copies of these documents free of charge.
ACG Committee
     The sole committee of the Board is its ACG Committee. In accordance with NYSE rules and Section 3(a)(58)(A) of the Securities Exchange Act of 1934, the Board has named three of its members to serve on its ACG Committee. The members of the ACG Committee are independent directors, free from any relationship with us or any of our subsidiaries that would interfere with the exercise of independent judgment.
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

     The ACG Committee’s duties are addressing audit and conflicts-related items and general corporate governance. From an audit and conflicts standpoint, the primary responsibilities of the ACG Committee include:
▪	monitoring the integrity of our financial reporting process and related systems of internal control;

▪	ensuring our legal and regulatory compliance and that of DEP GP;

▪	overseeing the independence and performance of our independent public accountant;

▪	approving all services performed by our independent public accountant;

▪	providing for an avenue of communication among the independent public accountant, management, internal audit function and the Board;

▪	encouraging adherence to and continuous improvement of our policies, procedures and practices at all levels;

▪	reviewing areas of potential significant financial risk to our businesses; and

▪	approving awards granted under our long-term incentive plans.
     If the Board believes that a particular matter presents a conflict of interest and proposes a resolution, the ACG Committee has the authority to review such matter to determine if the proposed resolution is fair and reasonable to us. Any matters approved by the ACG Committee are conclusively deemed to be fair and reasonable to our business, approved by all of our partners and not a breach by DEP GP or the Board of any duties they may owe us or our unitholders.
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
     From a governance standpoint, the ACG Committee’s primary duties and responsibilities are to develop and recommend to the Board a set of governance principles applicable to us, and review such guidelines from time to time, making any changes that the ACG Committee deems necessary. The ACG Committee assists the Board in fulfilling its oversight responsibilities.
     A copy of the ACG Committee charter is available on our website, www.deplp.com. You may also contact our investor relations department at (866) 230-0745 for a printed copy of this document free of charge.
Executive Sessions of Non-Management Directors
     The Board holds regular executive sessions in which non-management directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. During such executive sessions, one director is designated as the “presiding director,” who is responsible for leading and facilitating such executive sessions. Currently, the presiding director is Mr. Bruckmann.
     In accordance with NYSE rules, we have established a toll-free, confidential telephone hotline (the “Hotline”) so that interested parties may communicate with the presiding director or with all the non-management directors as a group. All calls to this Hotline are reported to the chairman of the ACG Committee, who is responsible for communicating any necessary information to the other non-management directors. The number of our confidential Hotline is (877) 888-0002.

Directors and Executive Officers of DEP GP
     The following table sets forth the name, age and position of each of the directors and executive officers of our general partner at February 15, 2008.

Name	Age	Position with DEP GP
Dan L. Duncan (1)	75	Director and Chairman
Richard H. Bachmann (1)	55	Director, President and Chief Executive Officer
W. Randall Fowler (1)	51	Director, Executive Vice President and Chief Financial Officer
Gil H. Radtke (1)	46	Director, Senior Vice President and Chief Operating Officer
Michael A. Creel (1)	54	Director
Dr. Ralph S. Cunningham (1)	67	Director
Larry J. Casey (2)	75	Director
Joe D. Havens (2)	78	Director
William A. Bruckmann, III (2,3)	55	Director
William Ordemann (1)	48	Director
Michael J. Knesek (1)	53	Senior Vice President, Principal Accounting Officer and Controller

(1)	Executive Officer

(2)	Member of ACG Committee

(3)	Chairman of ACG Committee
     Dan L. Duncan. Mr. Duncan was elected Chairman and a Director of DEP GP in October 2006, Chairman and a Director of EPE Holdings in August 2005 and Chairman and a Director of EPGP in April 1998.Mr. Duncan served as the sole Chairman of EPCO from 1979 to December 2007. Mr. Duncan now serves as Group Co-Chairman of EPCO with his daughter, Ms. Randa Duncan Williams. He also serves as a Honorary Trustee of the Board of Trustees of the Texas Heart Institute at Saint Luke’s Episcopal Hospital.
     Richard H. Bachmann. Mr. Bachmann was elected President, Chief Executive Officer and a Director of DEP GP in October 2006 and a Director of EPE Holdings and EPGP in February 2006. Mr. Bachmann previously served as a Director of EPGP from June 2000 to January 2004. Mr. Bachmann was elected Executive Vice President, Chief Legal Officer and Secretary of EPGP and of EPCO, and a Director of EPCO, in January 1999. In December 2007, Mr. Bachmann was also elected as a Co-Group Vice Chairman of EPCO. In November 2006, Mr. Bachmann was appointed as an independent manager of Constellation Energy Partners LLC. Mr. Bachmann also serves as a member of the audit, compensation and nominating and governance committee of Constellation Energy Partners LLC.
     W. Randall Fowler. Mr. Fowler was elected Executive Vice President and Chief Financial Officer of DEP GP and EPGP in August 2007. Mr. Fowler has served as a Director of DEP GP since October 2006 and EPE Holdings and EPGP since February 2006. Prior to his promotion to Executive Vice President and Chief Financial Officer of DEP GP in August 2007, Mr. Fowler served as a Senior Vice President and treasurer of DEP GP since October 2006. Mr. Fowler served as Senior Vice President and Treasurer of EPGP from February 2005 to August 2007. Mr. Fowler was elected President and Chief Executive Officer of EPCO in December 2007. Mr. Fowler, a certified public accountant (inactive), joined Enterprise Products Partners as Director of Investor Relations in January 1999 and held senior management positions within the EPCO group of companies from August 2000 to February 2005.
     Gil H. Radtke. Mr. Radtke was elected Senior Vice President, Chief Operating Officer and a Director of DEP GP in October 2006 and Senior Vice President of EPGP in February 2002. Mr. Radtke joined Enterprise Products Partners in connection with its purchase of Diamond-Koch’s storage and propylene fractionation assets in 2002. Before joining Enterprise Products Partners, Mr. Radtke served as President of the Diamond-Koch joint venture from 1999 to 2002, where he was responsible for its storage, propylene fractionation, pipeline and NGL fractionation businesses.

     Michael A. Creel. Mr. Creel was elected a Director of DEP GP in October 2006. From October 2006 to August 2007, Mr. Creel served as the Chief Financial Officer and an Executive Vice President of DEP GP. In August 2007, Mr. Creel resigned these positions with DEP GP and was appointed President and Chief Executive Officer of EPGP.
     Mr. Creel, a certified public accountant, has held various senior and executive management positions within the EPCO group of companies since November 1999. Apart from his current position as President and Chief Executive Officer of EPGP and a Director of DEP GP, Mr. Creel also serves as Chief Financial Officer of EPCO (since December 2007) and a Director of EPGP (since February 2006). Mr. Creel served as President, Chief Executive Officer and a Director of EPE Holdings from August 2005 through August 2007. Mr. Creel was elected a Director of Edge Petroleum Corporation (a publicly traded oil and natural gas exploration and production company) in October 2005.
     Dr. Ralph S. Cunningham. Dr. Cunningham was elected a Director of DEP GP in August 2007. In addition to these duties, Dr. Cunningham has served as the President and Chief Executive Officer and a Director of EPE Holdings since August 2007 and a Director of EPGP since February 2006. He served as group Executive Vice President and Chief Operating Officer of EPGP from December 2005 to August 2007. Dr. Cunningham also served as a Director of EPGP from 1998 to March 2005 and as Chairman and a Director of TEPPCO GP from March 2005 to November 2005. Dr. Cunningham retired in 1997 from CITGO Petroleum Corporation, where he had served as President and Chief Executive Officer since 1995.
     Dr. Cunningham serves as a Director of Tetra Technologies, Inc. (a publicly traded energy services and chemical company), EnCana Corporation (a Canadian publicly traded independent oil and natural gas company) and Agrium, Inc. (a Canadian publicly traded agricultural chemicals company). He was a Director of EPCO from 1987 to 1997.
     Larry J. Casey. Mr. Casey was elected a Director of DEP GP in October 2006. Mr. Casey has been a private investor managing real estate and personal investments since he retired in 1982 from a career in the energy industry. In 1974, Mr. Casey founded Xcel Products Company, a NGL and petrochemical trading company. Also in 1974, he founded Xral Underground Storage, the first privately-owned underground merchant storage facility for NGLs and specialty chemicals at Mont Belvieu, Texas. Mr. Casey sold these companies in 1982. Mr. Casey serves on our ACG Committee.
     Joe D. Havens. Mr. Havens was elected a Director of DEP GP in October 2006. Mr. Havens has been an entrepreneur engaged in the energy, banking and real estate industries. Mr. Havens founded Enterprise Petroleum Company, Inc., the predecessor to EPCO, in 1968, and sold his interest in the successor entity and related businesses to Mr. Duncan in 1990. Mr. Havens has also served on the board of Directors of the First Commerce Bank of Corpus Christi, a private bank, since 1991, and currently serves as that board’s Chairman. Mr. Havens serves on our ACG Committee.
     William A. Bruckmann, III. Mr. Bruckmann was elected a Director of DEP GP in October 2006. Mr. Bruckmann has been self-employed as a consultant and private investor since April 2004. From September 2002 to April 2004, Mr. Bruckmann served as a financial advisor with UBS Securities, Inc. He is a former managing Director at Chase Securities, Inc. and has more than 25 years of banking experience, starting with Manufacturers Hanover Trust Company, where he became a senior officer in 1985. Mr. Bruckmann later served as managing Director, sector head of Manufacturers Hanover’s gas pipeline and midstream energy practices through the acquisition of Manufacturers Hanover by Chemical Bank and the acquisition of Chemical Bank by Chase Bank. Mr. Bruckmann also served as a Director of Williams Energy Partners L.P. from May 2001 to June 2003. Mr. Bruckmann serves on our ACG Committee as its Chairman.
     William Ordemann. Mr. Ordemann was elected a Director of DEP GP in August 2007. He was elected Chief Operating Officer and Executive Vice President of EPGP in August 2007. He served as a Senior Vice President of EPGP from September 2001 to August 2007 and one of its vice Presidents from October 1999 to September 2001. Prior to joining Enterprise Products Partners, Mr. Ordemann held senior management positions at Shell Midstream Enterprises, LLC and Tejas Natural Gas Liquids, LLC, both of which were affiliates of Shell Oil Company.
     Michael J. Knesek. Mr. Knesek, a certified public accountant, was elected Senior Vice President, Principal Accounting Officer and Controller of DEP GP in October 2006. Mr. Knesek has been the Principal Accounting Officer and Controller of EPGP since August 2000 and of EPE Holdings since August 2005. He also serves as a Senior Vice President of EPGP (since February 2005) and EPE Holdings (since August 2005). He previously served as Vice President of EPGP from August 2000 to February 2005. Mr. Knesek has been the Controller and a Vice President of EPCO since 1990.
Section 16(a) Beneficial Ownership Reporting Compliance
     Under the federal securities laws, DEP GP, directors of DEP GP, executives (and certain other) officers, and any persons holding more than 10% of our common units are required to report their ownership of common units and any changes in that ownership to us and the SEC. Specific due dates for these reports have been established by regulation, and we are required to disclose in this report any failure to file by these dates during 2007. All such reporting was done in a timely manner in 2007, except that on February 15, 2008, Mr. Joe Havens filed a late Form 4 reporting eleven purchase transactions that he inadvertently failed to timely report during 2007.
Item 11. Executive Compensation.
Executive Officer Compensation
     We do not directly employ any of the persons responsible for managing our partnership. Instead, we are managed by our general partner, the executive officers of which are employees of EPCO. Our reimbursement of EPCO’s compensation costs is governed by the administrative services agreement with EPCO (see Item 13).
Summary Compensation Table
     The following table presents consolidated compensation amounts paid, accrued or otherwise expensed by us with respect to the year ended December 31, 2007 for our general partner’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and three other most highly compensated executive officers as of December 31, 2007. Collectively, these five individuals were our “Named Executive Officers” for 2007. Compensation paid or awarded by us with respect to such Named Executive Officers reflects only that portion of compensation paid by EPCO allocated to us pursuant to an administrative services agreement, including an allocation of a portion of the cost of EPCO’s equity-based long-term incentive plans.
     Our Named Executive Officers did not allocate any of their time to our predecessor’s specific operations during the year ended December 31, 2006 and one month ended January 31, 2007. Our Named Executive Officers allocated their time to Enterprise Products Partners (as a whole) and/or other affiliates of EPCO. As a result, we cannot indicate the historical salaries or other elements of compensation that would have been allocated to us pursuant to the EPCO administrative services agreement. Each of the Named Executive Officers continues to perform services for Enterprise Products Partners and/or other affiliates of EPCO.
     Our Named Executive Officers devote substantially less than a majority of their time and compensation to us. Michael A. Creel served as our Chief Financial Officer until August 1, 2007. Mr. Creel and Mr. Ordemann devoted a minimal amount of their time to our business activities and instead indirectly supervised the activities of other personnel who were more directly involved in our affairs. As a result, Mr. Creel did not allocate any of his compensation to us during the year ended December 31, 2007. Mr. Ordemann allocated $2 thousand of his compensation to us. We expect that Mr. Ordemann will devote more time and compensation expense to our affairs in the future.

Name and				Unit	All Other
Principal		Salary	Bonus	Awards	Compensation	Total
Position	Year	($)	($) (1)	($) (2)	($) (3)	($)

Richard H. Bachmann, CEO	2007	$71,508	$43,338	$58,485	$22,077	$195,408
W. Randall Fowler, CFO	2007	22,675	13,800	14,927	5,684	57,086
Gil H. Radtke	2007	67,415	25,932	—	13,235	106,582
Michael J. Knesek	2007	22,089	9,000	15,261	5,814	52,164

(1)	Amounts represent discretionary annual cash awards accrued for the year ended December 31, 2007. Payment of these amounts was made in February 2008.

(2)	Amounts represent expense recognized in accordance with SFAS 123(R) with respect to an equity-based long-term incentive plan of EPCO whereby the recipient is awarded restricted units of Enterprise Products Partners L.P. and profits interests in the Employee Partnerships. We may incur allocated costs of additional types of unit-based awards in the future.

(3)	Amounts primarily represent (i) matching contributions under funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid an equity incentive plan awards and (iii) the imputed value of life insurance premiums paid on behalf of the officer.
Compensation Discussion and Analysis
     With respect to our Named Executive Officers, compensation paid or awarded by us in 2007 reflects only that portion of compensation paid by EPCO allocated to us pursuant to the administrative services agreement, including an allocation of a portion of the cost of equity-based long-term incentive plans of EPCO. Dan L. Duncan controls EPCO and has ultimate decision-making authority with respect to the compensation of our Named Executive Officers. The following elements of compensation, and EPCO’s decisions with respect to determination of payments, are not subject to approvals by our Board or the ACG Committee. Awards under EPCO’s long-term incentive plans are approved by the ACG Committee. We do not have a separate compensation committee.
     As discussed below, the elements of EPCO’s compensation program, along with EPCO’s other rewards (e.g., benefits, work environment, career development), are intended to provide a total rewards package to employees. The compensation package is designed to reward contributions by employees in support of the business strategies of EPCO and its affiliates at both the partnership and individual levels. In 2007, EPCO’s compensation package for Named Executive Officers did not include any elements based on targeted performance-related criteria.
     The primary elements of EPCO’s compensation program are a combination of annual cash and long-term equity-based incentive compensation. For the year ended December 31, 2007, the elements of compensation for the Named Executive Officers consisted of the following:
▪	Annual base salary;

▪	Discretionary annual cash awards;

▪	Awards under long-term incentive arrangements; and

▪	Other compensation, including very limited perquisites.
     In order to assist Mr. Duncan and EPCO with compensation decisions, our Chief Executive Officer and the Senior Vice President of Human Resources for EPCO formulate preliminary compensation recommendations for all of the Named Executive Officers other than our Chief Executive Officer. Mr. Duncan, after consulting with the Senior Vice President of Human Resources for EPCO, independently makes compensation decisions with respect to our Chief Executive Officer. EPCO takes note of market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, various relevant compensation surveys. Mr. Duncan and EPCO do not use any formula or specific performance-based criteria for our Named Executive Officers in connection with services performed for us. All compensation determinations are discretionary and, as noted above, subject to Mr. Duncan’s ultimate decision-making authority.

     The discretionary cash awards paid to each of our Named Executive Officers were determined by consultation among Mr. Duncan, our Chief Executive Officer and the Senior Vice President of Human Resources for EPCO, subject to Mr. Duncan’s final determination. These cash awards, in combination with annual base salaries, are intended to yield competitive total cash compensation levels for the Named Executive Officers and drive performance in support of our business strategies, as well as the performance of other EPCO affiliates for which the Named Executive Officers perform services. It is EPCO’s general policy to pay these awards during the first quarter of each year.
     The equity awards granted under the EPCO 1998 Plan to our Named Executive Officers were determined by consultation among Mr. Duncan, the Chief Executive Officer of EPGP and the Senior Vice President of Human Resources for EPCO, and were approved by the ACG Committee of EPGP. Incentive awards issued under the EPCO 1998 Plan involving securities of Enterprise Products Partners are also approved by the ACG Committee of EPGP. In addition, our Named Executive Officers are Class B limited partners in certain of the Employee Partnerships. Mr. Duncan approves the issuance of all limited partnership interests in such Employee Partnerships to our Named Executive Officers. See “Summary of Long-Term Incentive Arrangements Underlying 2007 Award Grants” within this Item 11 for information regarding the long-term incentive plans. See Note 2 of the Notes to Financial Statements included under Item 8 of this annual report for information regarding the accounting for such awards.
     EPCO generally does not pay for perquisites for any of our Named Executive Officers, other than reimbursement of certain parking expenses, and expects to continue its policy of covering very limited perquisites allocable to our Named Executive Officers. EPCO also makes matching contributions under its 401(k) plan for the benefit of our Named Executive Officers in the same manner as it does for other EPCO employees.
     EPCO does not offer our Named Executive Officers a defined benefit pension plan. Also, none of our Named Executive Officers had nonqualified deferred compensation during the years ended December 31, 2007 or 2006.
     We believe that each of the base salary, cash awards, and incentive awards fit the overall compensation objectives of us and of EPCO, as stated above (i.e., to provide competitive compensation opportunities to align and drive employee performance toward the creation of sustained long-term unitholder value, which will also allow us to attract, motivate and retain high quality talent with the skills and competencies required by us).

Compensation Committee Report
     We do not have a separate compensation committee. As discussed in the Compensation Discussion and Analysis, we do not directly employ or compensate our Named Executive Officers. Rather, under the administrative services agreement with EPCO, we reimburse EPCO for the compensation of our executive officers. Accordingly, to the extent that decisions are made regarding the compensation policies pursuant to which our Named Executive Officers are compensated, they are made by Dan L. Duncan and EPCO (except for equity awards under long-term incentive plans, as discussed above), and not by our Board of Directors.
     In light of the foregoing, the Board of Directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis with management. Based on our review of and discussion with management with respect to the Compensation Discussion and Analysis, we determined that the Compensation Discussion and Analysis be included in this Report.

Submitted by:	Dan L. Duncan
Richard H. Bachmann
W. Randall Fowler
Gil H. Radtke
Dr. Ralph S. Cunningham
William A. Bruckmann, III
Larry J. Casey
Joe D. Havens
William Ordemann
     Nothwithstanding anything to the contrary set forth in any previous filings under the Securities Act, as amended, or the Exchange Act, as amended, that incorporate future filings, including this Report, in whole or in part, the foregoing report shall not be incorporated by reference into any such filings.
Grants of Plan-Based Awards in Fiscal Year 2007
     The following table presents information concerning each grant of a plan-based award made to a Named Executive Officer in 2007 for which we will be allocated our pro rata share under the EPCO administrative services agreement. See “Summary of Long-Term Incentive Arrangements Underlying 2007 Award Grants” within this Item 11 for additional information regarding the long-term incentive plans under which these awards were granted. The fair value amounts presented in the table are based on certain assumptions and considerations made by management.

						Grant
					Exercise	Date Fair
					or Base	Value of
		Estimated Future Payouts Under			Price of	Unit and
		Equity Incentive Plan Awards			Option	Option
	Grant	Threshold	Target	Maximum	Awards	Awards
Name	Date	(#)	(#)	(#)	($/Unit)	($)(1)

Restricted unit awards:
Richard H. Bachmann	5/29/07	—	26,500	—	—	$164,080
W. Randall Fowler	5/29/07	—	17,000	—	—	65,790
Michael J. Knesek	5/29/07	—	8,000	—	—	37,152
EPE Unit III profits interest awards:
Richard H. Bachmann	5/7/07	—	—	—	—	351,511
W. Randall Fowler	5/7/07	—	—	—	—	219,694
Michael J. Knesek	5/7/07	—	—	—	—	109,848

(1)	Represents that portion of the grant date fair value allocable to us based on the percentage of time each officer expects to spend on our affairs effective January 1, 2008. Based on current allocations, we estimate that the consolidated compensation expense we record for each Named Executive Officer with respect to these awards will approximate these amounts over the vesting periods.
     The fair value amounts shown in the preceding table are based on certain assumptions and considerations made by management. The grant date fair values of restricted unit awards issued in May 2007 were based on a market price of Enterprise Products Partners’ common units of $30.96 per unit.
     The fair value of the EPE Unit III profits interest awards issued in May 2007 was based on the following assumptions: (i) remaining life of the award of five years; (ii) risk-free interest rate of 4.6%; (iii) an expected distribution yield on Enterprise GP Holdings’ units of 4.1% and (iv) an expected unit price volatility of Enterprise GP Holdings’ units of 17.6%.
Summary of Long-Term Incentive Arrangements Underlying 2007 Award Grants
     The following information summarizes the types of awards granted to our Named Executive Officers for which we expect to be allocated our pro rata share of the cost under the EPCO administrative services agreement. The costs of additional types of awards may be allocated to us in the future.
     Restricted unit awards. Under the Enterprise Products 1998 Long-Term Incentive Plan (the “1998 Plan”), EPCO’s key employees who perform management, administrative or operational functions for us or our affiliates may be awarded restricted common units. In general, our restricted unit awards allow recipients to acquire the underlying common units (at no cost to the recipient) of Enterprise Products Partners once a defined vesting period expires, subject to certain forfeiture provisions. The restrictions on such units generally lapse four years from the date of grant. The fair value of restricted units is based on the market price of the underlying common units on the date of grant less an allowance for estimated forfeitures. Each recipient is also entitled to cash distributions from Enterprise Products Partners equal to the product of the number of restricted units outstanding for the participant and the cash distribution per unit paid by Enterprise Products Partners to its unitholders.
     As used in the context of the EPCO plan, the term “restricted unit” represents a time-vested unit under SFAS 123(R). Such awards are non-vested until the required service period expires.
     Profits interests awards. EPCO formed the Employee Partnerships to serve as long-term incentive arrangements for certain employees of EPCO by providing “profits interests” in the underlying limited partnerships (e.g. EPE Unit I and EPE Unit III). Our Named Executive Officers have been granted profits interest awards in EPE Unit I (formed in August 2005) and EPE Unit III (formed in May 2007). The profits interest awards (or Class B limited partner interests) entitle each holder to participate in the appreciation in value of Enterprise GP Holdings’ units and are subject to forfeiture. See Item 13 of this annual report for additional information regarding the Employee Partnerships.
     The following table provides information regarding the gross value of the profits interests to Mr. Bachmann, Mr. Fowler and Mr. Knesek.

	EPE Unit I		EPE Unit III
		Estimated		Estimated
	Percentage	Liquidation	Percentage	Liquidation
	Ownership	Value To Be	Ownership	Value To Be
	of Class B	Received	of Class B	Received
	Interests(1)	by Officer(2)	Interests(1)	by Officer(3)

Richard H. Bachmann	7.92%	$1,100,679	7.63%	$0
W. Randall Fowler	5.32%	739,257	7.63%	$0
Michael J. Knesek	2.66%	369,636	3.18%	$0

(1)	Reflects named executive officer share of profits interest at December 31, 2007.

(2)	Values based on December 31, 2007 closing price of Enterprise GP Holdings’ units of $37.02 per unit and taking into account the terms of liquidation outlined in each Employee Partnership agreement. At December 31, 2007, the total profits interests of EPE Unit I would have been worth $13.9 million, of which each named executive would have received his proportionate share.

(3)	The EPE Unit III Class B partnership interests had no liquidation value at December 31, 2007 due to a decrease in the market value of Enterprise GP Holdings’ units since the formation of EPE Unit III.
     See Note 21 of the Notes to Financial Statements included under Item 8 of this annual report for information regarding the formation of Enterprise Products 2008 Long-Term Incentive Plan in January 2008 and Enterprise Unit L.P. in February 2008.
Equity Awards Outstanding at December 31, 2007
     The following table presents information concerning each Named Executive Officer’s restricted units and profits interest awards as of December 31, 2007. We expect to be allocated our pro rata share of the cost of such awards under the EPCO administrative services agreement. The gross amounts listed in the table do not represent the amount of expense we will record in connection with unit-based awards to the Named Executive Officers.

		Unit Awards
			Market
		Number	Value
		of Units	of Units
		That Have	That Have
	Vesting	Not Vested	Not Vested
Name	Date	(#)	($)

Richard H. Bachmann:
Restricted unit awards	Various (1)	103,053	$3,285,330
EPE Unit I profits interest awards	8/30/2010	29,772	1,100,679
W. Randall Fowler:
Restricted unit awards	Various (1)	58,777	1,873,811
EPE Unit I profits interest awards	8/30/2010	19,996	739,257
Michael J. Knesek:
Restricted unit awards	Various (1)	35,466	1,130,656
EPE Unit I profits interest awards	8/30/2010	9,998	369,636

(1)	Of the 197,296 restricted units presented in the table, 93,596 vest in 2008, 21,000 vest in 2009, 31,200 vest in 2010 and 51,500 vest in 2011.

Option Exercises and Stock Vested
     The Named Executive Officers did not vest in or exercise any equity-based awards during the year for which we were responsible for a share of the related cost.
Director Compensation
     The following table presents information regarding compensation to the independent directors of our general partner during the year ended December 31, 2007.

	Fees Earned			All
	or Paid	Unit	Option	Other
	in Cash	Awards	Awards	Compensation	Total
Name	($)	($)	($) (1)	($)	($)

Larry J. Casey	$75,000	$—	$22,985	$—	$97,985
Joe D. Havens	75,000	—	22,985	—	97,985
William A. Bruckmann, III	90,000	—	22,985	—	112,985

(1)	Amount presented reflects the compensation expense recognized by DEP GP related to unit appreciation rights (“UARs”) granted during 2006 under letter agreements. The fair value of UARs granted to each of Messrs. Casey, Havens and Bruckmann was $81 thousand and $195 thousand at December 31, 2007 and 2006, respectively. These awards are accounted for as liability awards under SFAS 123(R) by DEP GP.
     Neither we nor DEP GP provide any additional compensation to employees of EPCO who serve as directors of DEP GP. The employees of EPCO who served as directors of DEP GP during 2007 were Messrs. Duncan, Bachmann, Fowler, Creel, Radtke and Cunningham.
     DEP GP’s three independent directors, Messrs. Casey, Havens and Bruckmann, are provided cash compensation for their services as follows:
▪	Each independent director receives $75,000 in cash annually.

▪	If the individual serves as chairman of a committee of the Board of Directors, then he receives an additional $15,000 in cash annually.
     The independent directors of our general partner have also received unit-based compensation in the form of UARs. These awards consist of letter agreements with each of the DEP GP directors and are not part of any established long-term incentive plan of the EPCO group of companies. The awards are based upon an incentive plan of EPE Holdings, and are made in the form of UAR grants for non-employee directors. The compensation expense associated with these awards is recognized by DEP GP. These UARs entitle the directors to receive a cash amount in the future equal to the excess, if any, of the fair market value of Enterprise GP Holdings’ units (determined as of a future vesting date) over the grant date price of such units. If a director resigns prior to vesting, his UAR awards are forfeited.
     In February 2007, Messrs. Bruckmann, Casey and Havens were issued 30,000 UARs each under the letter agreement format. The grant date price of these rights was $36.68 per unit. These awards vest in February 2012 or the date of certain qualifying events (as set forth in the form of grant). These awards are accounted for as liability awards under SFAS 123(R) by DEP GP. At December 31, 2007, the total fair value of these 90,000 UARs was $243 thousand, which was based on the following assumptions: (i) remaining life of award of four years; (ii) risk-free interest rate of 3.6%; (iii) an expected distribution yield on Enterprise GP Holdings’ units of 4.4%; (iv) an expected unit price volatility of Enterprise GP Holdings’ units of 16.9%.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
Security Ownership of Certain Beneficial Owners
     The following table sets forth certain information as of February 14, 2008, regarding each person known by our general partner to beneficially own more than 5% of our common units.

		Amount and
		Nature of
Title of	Name and Address	Beneficial	Percent
Class	of Beneficial Owner	Ownership	of Class

Common units	Enterprise Products Operating LLC	5,351,571 (1)	26.4%
	1100 Louisiana Street, 10th Floor
	Houston, Texas 77002

Common units	Swank Capital, LLC	1,427,603 (2)	7.0%
	3300 Oak Lawn Avenue, Suite 650
	Dallas, Texas 75219

(1)	These common units were issued to EPO in connection with its contribution of assets to us at the time of our initial public offering in February 2007. These securities are controlled by Dan L. Duncan.

(2)	Based on the Schedule 13D filed by Swank Capital, LLC (“Swank Capital”) with the SEC on February 14, 2008, Swank Energy Income Advisors, LP (“Swank Advisors”) and Mr. Jerry V. Swank. Mr. Swank is the principal of Swank Capital and Swank Advisors. Swank Capital and Mr. Swank have sole voting and dispositive power with respect to these common units, and Swank Advisors has shared voting and dispositive power with respect to these common units.
Security Ownership of Management
     The following table sets forth certain information regarding the beneficial ownership of our common units and the common units of Enterprise Products Partners L.P. as of February 1, 2008 by (i) our Named Executive Officers, (ii) the current directors of DEP GP and (iii) the current directors and executive officers of DEP GP as a group. Enterprise Products Partners L.P. owns 100% of the partnership interests of EPO, which in turn owns DEP GP (our 2% general partner) and 26.4% of our common units. EPO also retains 34% of the ownership interests of our principal subsidiaries: Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL.
     All information with respect to beneficial ownership has been furnished by the respective directors or officers. Each person has sole voting and dispositive power over the securities shown unless otherwise indicated below. The beneficial ownership amounts of certain individuals include options to acquire common units of Enterprise Products Partners L.P. that are exercisable within 60 days of the filing date of this annual report.
     Mr. Duncan owns 50.4% of the voting stock of EPCO and, accordingly, exercises sole voting and dispositive power with respect to the common units of Enterprise Products Partners L.P. beneficially owned by EPCO and its affiliates. The remaining shares of EPCO capital stock are owned primarily by trusts for the benefit of members of Mr. Duncan’s family. The address of EPCO is 1100 Louisiana Street, 10th Floor, Houston, Texas 77002.

	Limited Partner Ownership Interests In
	Enterprise Products Partners L.P.		Duncan Energy Partners L.P.
	Amount and		Amount and
	Nature Of		Nature Of
Name of	Beneficial	Percent of	Beneficial	Percent of
Beneficial Owner	Ownership	Class	Ownership	Class

Dan L. Duncan:
Units owned by EPCO:
Through DFI Delaware Holdings, L.P.	120,086,279	27.6%	—	—
Through Enterprise GP Holdings L.P.	13,454,498	3.1%	—	—
Units owned by DD Securities LLC	487,100	*	—	—
Units owned by EPO	—	—	5,351,571	26.4%
Units owned by family trusts (1)	13,008,241	3.0%	103,100	*
Units owned directly	949,927	*	—	—

Total for Dan L. Duncan	147,986,045	34.0%	5,454,671	26.9%
Richard H. Bachmann (2)	146,014	*	10,172	*
W. Randall Fowler (2)	77,061	*	2,000	*
Michael A. Creel (2)	141,328	*	7,500	*
Dr. Ralph S. Cunningham	45,106	*	3,000	*
Gil H. Radtke (2)	155,906	*	12,000	*
William Ordemann (2)	65,898	*	—	—
Michael J, Knesek (2)	36,770	*	600	*
Larry J. Casey	6,736	*	—	—
Joe D. Havens	216,757	*	98,800	*
William A. Bruckmann, III	4,800	*	2,500	*
All current directors and executive officers of DEP GP, as a group, (11 individuals in total) (5)	148,882,421	34.2%	5,591,243	27.5%

*	The beneficial ownership of each individual is less than 1% of the registrant’s common units outstanding.

(1)	Mr. Duncan is deemed beneficial owner of the securities held by certain family trusts, the beneficiaries of which are shareholders of EPCO.

(2)	These individuals are Named Executive Officers.

(3)	The number of Enterprise Products Partners’ common units presented for Mr. Radtke includes 100,000 unit options that are exercisable within 60 days of the filing date of this report.

(4)	Cumulatively, this group’s beneficial ownership amount includes 100,000 options to acquire common units of Enterprise Products Partners that were issued under the 1998 Plan. These options are exercisable within 60 days of the filing date of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     We have business relationships with EPO, Evangeline, EPCO and certain other affiliates that give rise to various related party transactions. The purpose of this Item 13 is to present summary information regarding our related party transactions for the year ended December 31, 2007. For information regarding our related party transactions in prior periods, see Note 15 of the Notes to Financial Statements included under Item 8 of this annual report. The following table summarizes our significant transactions with related parties during 2007.

	For the One	For the Eleven
	Month Ended	Months Ended
	January 31,	December 31,
	2007	2007

Related party revenues:
Revenues from EPO:
Sale of natural gas	$2,327	$18,258
NGL and petrochemical storage services	1,534	27,319
NGL transportation services	1,751	20,194
Petrochemical pipeline services	2,990	—
Other	—	26

Total	8,602	65,797

Revenues from unconsolidated affiliates:
From sale of natural gas to Evangeline	15,415	248,833

Total	$24,017	$314,630

Related party operating costs and expenses:
Expenses with EPO:
From purchase of natural gas	$654	$21,588
Other		2,942
Expenses with EPCO:
From administrative services agreement	2,487	16,895
Expenses with TEPPCO:
From pipeline lease	—	126
Other	8	101

Total	$3,149	$41,652

Related party general and administrative costs:
Expenses with EPCO:
From administrative services agreement	$—	$2,403
Other	455	—

Total	$455	$2,403

Relationship with EPO
     We have an extensive and ongoing relationship with EPO, which is our Parent company. The following information describes the significant ongoing and historical transactions that affected us and Duncan Energy Partners Predecessor.
     Natural gas sales and purchases. We buy natural gas from and sell natural gas to EPO. We use the natural gas purchased from EPO to meet our fuel and other requirements. We recorded $20.6 million in revenues and $22.2 million in operating costs and expenses related to these transactions during the year ended December 31, 2007.
     NGL and petrochemical storage services. Mont Belvieu Caverns provides underground storage services to EPO. Prior to our initial public offering, the intercompany storage fees charged EPO by Mont Belvieu Caverns were below market. As a result of contracts executed in connection with our initial public offering, Mont Belvieu Caverns increased the storage fees it charges EPO to market-based rates. The terms of these new agreements commenced February 1, 2007 and will end on December 31, 2016. We recorded

$27.3 million in storage revenues from EPO during the eleven months ending December 31, 2007 under these new agreements.
     Also effective with our initial public offering, EPO agreed to retain all storage well measurement gains and losses and to be allocated all operational measurement gains and losses relating to Mont Belvieu Caverns’ underground storage activities. Storage well measurement gains and losses occur when product movements into a storage well are different than those redelivered to customers. In connection with storage agreements entered into between EPO and Mont Belvieu Caverns effective concurrently with the closing of our initial public offering, EPO agreed to assume all storage well measurement gains and losses.
     Operational measurement gains and losses are created when product is moved between storage wells and are attributable to pipeline and well connection measurement variances. Beginning February 2007, the Mont Belvieu Caverns’ limited liability company agreement allocates to EPO any items of income or loss relating to net operational measurement gains and losses, including amounts that Mont Belvieu Caverns may retain as handling losses. As such, EPO is required each period to contribute cash to Mont Belvieu Caverns for net operational measurement losses and is entitled to receive distributions from Mont Belvieu Caverns for net operational measurement gains. We continue to record operational measurement gains and losses associated with our Mont Belvieu storage facility. However, these operational measurement gains and losses should not affect our net income or have a significant impact on us with respect to the timing of our net cash flows provided by operating activities and, accordingly, we have not established a reserve for operational measurement losses on our balance sheet. We allocated EPO operational measurement gains totaling $4.5 million during the eleven months ended December 31, 2007. For additional information regarding our historical storage well and operational measurement gains and losses, see Note 2 of the Notes to Financial Statements included under Item 8 of this annual report.
     An affiliate of EPO assigned a ground lease to Mont Belvieu Caverns effective February 1, 2007. Under this ground lease, EPO, as lessee, is required to pay a monthly rental fee to Mont Belvieu Caverns, as lessor. The initial term of this ground lease commenced on January 17, 2002 and continues until the earlier to occur of (i) December 31, 2100 or (ii) termination by the lessee, for any reason, of its operations on the leased premises as permitted under the ground lease. We received $13 thousand from EPO in connection with this lease during the eleven months ended December 31, 2007.
     NGL transportation services. In conjunction with our initial public offering in February 2007, South Texas NGL entered into a ten-year contract with EPO for the transportation of NGLs from South Texas to Mont Belvieu, Texas. Under this contract, EPO pays us a dedication fee of no less than $0.02 per gallon for all NGLs it produces at its Shoup and Armstrong NGL fractionation plants, whether or not any volumes are actually shipped on the pipelines owned by South Texas NGL. South Texas NGL does not take title to products transported on its pipeline system. EPO retains title and associated commodity risk with such products. South Texas NGL recorded $20.2 million in NGL transportation revenues from EPO during the eleven months ending December 31, 2007 under these new agreements.
     Petrochemical pipeline services. Historically, EPO was the shipper of record on our Lou-Tex Propylene and Sabine Propylene Pipelines, and we charged it the maximum tariff rate for using these assets. EPO then contracted with third parties to ship volumes on these pipelines under product exchange agreements. In general, the revenues recognized by EPO in connection with these exchange agreements were lower than the maximum tariff rate it paid us. In connection with our initial public offering, EPO assigned its third party product exchange agreements to us. Accordingly, the transportation fees we receive from these third parties for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPO prior to February 2007. Although EPO has assigned these agreements to us, it remains jointly and severally liable to the Partnership for performance of these agreements.

     Omnibus Agreement. On February 5, 2007, we and EPO entered into an Omnibus Agreement that governs the following matters:
▪	indemnification for certain environmental liabilities, tax liabilities and right-of-way defects;

▪	reimbursement of certain expenditures incurred by South Texas NGL and Mont Belvieu Caverns;

▪	a right of first refusal to EPO in our current and future subsidiaries and a right of first refusal on the material assets of these entities, other than sales of inventory and other assets in the ordinary course of business; and

▪	a preemptive right with respect to equity securities issued by certain of our subsidiaries, other than as consideration in an acquisition or in connection with a loan or debt financing.
     EPO has indemnified us against certain pre-February 2007 environmental and related liabilities associated with the assets it contributed to us at the time of our initial public offering. These liabilities include both known and unknown environmental and related liabilities. This indemnification obligation will terminate on February 5, 2010. There is an aggregate cap of $15.0 million on the amount of indemnity coverage. In addition, we are not entitled to indemnification until the aggregate amount of claims we incur exceeds $250 thousand. Liabilities resulting from a change of law after February 5, 2007 are excluded from the EPO environmental indemnity. In addition, EPO has indemnified us for liabilities related to:
▪	certain defects in the easement rights or fee ownership interests in and to the lands on which any assets contributed to us in connection with our initial public offering are located and failure to obtain certain consents and permits necessary to conduct our business that arise through February 5, 2010; and

▪	certain income tax liabilities attributable to the operation of the assets contributed to us in connection with our initial public offering prior to February 5, 2007.
     The Omnibus Agreement may not be amended without the prior approval of the ACG Committee if the proposed amendment will, in the reasonable discretion of our general partner, adversely affect holders of the Partnership’s common units.
     Neither EPO nor any of its affiliates are restricted under the Omnibus Agreement from competing with us. Except as otherwise expressly agreed in the EPCO administrative services agreement, EPO and any of its affiliates may acquire, construct or dispose of additional midstream energy or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets. These agreements are in addition to other agreements relating to business opportunities and potential conflicts of interest set forth in the administrative services agreement with EPO, EPCO and other affiliates of EPCO.
     In certain cases, EPO is responsible for funding 100% of project costs rather than sharing such costs with the Partnership in accordance with the existing sharing ratio of 66% funded by the Partnership and 34% funded by EPO. Under the Omnibus Agreement, EPO agreed to make additional contributions to us as reimbursement for our 66% share of any excess project costs above (i) the $28.6 million of estimated project costs to complete the Phase II expansions of the DEP South Texas NGL Pipeline System and (ii) $14.1 million of estimated project costs for additional Mont Belvieu brine production capacity and above-ground storage reservoir projects. These projects were in progress at the time of our initial public offering. In December 2007, EPO made cash contributions totaling $9.9 million to our subsidiaries in connection with the Omnibus Agreement.
     In December 2007, EPO made an additional $38.1 million cash contribution to Mont Belvieu Caverns for capital expenditures in which the Partnership is not a participant. This contribution was in accordance with provisions of the Mont Belvieu Caverns’ limited liability company agreement, which states that when the Partnership elects to not participate in certain projects, then EPO is responsible for funding 100% of such projects. To the extent such non-participated projects generate incremental earnings for Mont Belvieu Caverns in the future, the sharing ratio for Mont Belvieu Caverns will be adjusted to allocate such incremental cash flows to EPO. Under the terms of the agreement, the Partnership may elect to reacquire for consideration a 66% share of these projects at a later date.
     Mont Belvieu Caverns distributed to us the $48.0 million in cash contributions it received from EPO with respect to the foregoing contributions made under the Omnibus Agreement ($9.9 million) and Mont Belvieu Caverns’ limited liability company agreement ($38.1 million). We, in turn, used such proceeds to reduce amounts outstanding under our revolving credit facility.
     We expect additional contributions from EPO under the Omnibus Agreement and Mont Belvieu Caverns limited liability company agreement in 2008.
     Other Transactions. The following information summarizes various other related party transactions and arrangements between us and EPO during the year ended December 31, 2007:
▪	In September 2007, Enterprise Texas Pipeline LLC, a wholly owned subsidiary of EPO, purchased certain parcels of land and regulatory permits from Mont Belvieu Caverns for $3.2 million. Due to common control considerations, the excess of the proceeds received from EPO over the carrying value of the assets sold was recorded as an equity contribution to Mont Belvieu Caverns. We used our $2.1 million share of the proceeds from this transaction to temporarily reduce principal outstanding under our revolving credit facility.

▪	At the time of our initial public offering, we used $260.6 million of net proceeds from our initial public offering and $198.9 million in borrowings under our revolving credit facility to make a $459.5 million distribution to EPO as partial consideration for assets contributed to us and reimbursements for capital expenditures related to these assets. The remainder of such consideration consisted of our issuing EPO a final amount of 5,351,571 of our common units. EPO received $31.4 million of cash distributions from us during the eleven months ended December 31, 2007 based on its ownership of our limited partner units.

▪	Duncan Energy Partners Predecessor participated in the EPO’s cash management program for all periods presented prior to the closing of our initial public offering. For purposes of presentation in our Statements of Consolidated/Combined Cash Flows, cash flows from financing activities represent transfers of excess cash from us to EPO equal to cash flows provided by operating activities less cash used in investing activities. Such transfers of excess cash are shown as distributions to owners in the Statements of Consolidated/Combined Partners’ Equity/Owners’ Net Investment. As a result, the financial statements do not present cash balances for the periods prior to our initial public offering.
     Since our initial public offering, our operating subsidiaries distribute 34% of their operating cash flows to EPO. These distributions totaled $31.4 million for the eleven months ended December 31, 2007.
Relationship with Evangeline
     Acadian Gas, through a wholly owned subsidiary, owns a collective 49.51% equity interest in Evangeline. Acadian Gas does not have a controlling interest in Evangeline, but does exercise significant influence over its operating policies. Evangeline’s most significant contract is a natural gas sales agreement with Entergy Louisiana (“Entergy”) that expires in January 2013. Under this contract, Evangeline is obligated to make available-for-sale and deliver to Entergy certain specified minimum contract quantities of natural gas on an hourly, daily, monthly and annual basis. The sales contract provides for minimum annual quantities of 36.75 BBtus.
     In connection with the Entergy sales contract, Evangeline has entered into a natural gas purchase contract with Acadian Gas that contains annual purchase provisions that correspond to Evangeline’s sales commitments to Entergy. The pricing terms of the sales agreement with Entergy and Evangeline’s purchase agreement with Acadian Gas are based on a monthly weighted-average market price of natural gas (subject to certain market index price ceilings and incentive margins) plus a predetermined margin. Acadian Gas sold $248.8 million of natural gas to Evangeline during the year ended December 31, 2007.
     EPO has furnished letters of credit on behalf of Evangeline’s debt service requirements. The outstanding letters of credit totaled $1.1 million, at both December 2007 and 2006.
Relationship with EPCO
     We have no employees. All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to an administrative services agreement (the “ASA”). We, Enterprise Products Partners, Enterprise GP Holdings, TEPPCO and our respective general partners are parties to the ASA. The significant terms of the ASA are as follows:
▪	In accordance with prudent industry practices, EPCO provides administrative, management, engineering and operating services as may be necessary to manage and operate our businesses, properties and assets. EPCO employs or otherwise retains the services of personnel providing these services.

▪	We are required to reimburse EPCO for its services in an amount equal to the sum of all costs and expenses incurred by EPCO which are directly or indirectly related to our business or activities (including EPCO expenses reasonably allocated to us). In addition, we have agreed to pay all sales, use, excise, value added or similar taxes, if any, which may be applicable to the services provided by EPCO.

▪	We participate as named insureds in EPCO’s insurance program, with the associated premiums and related costs being allocated to us. We reimbursed EPCO $1.6 million for insurance costs during the year ended December 31, 2007.

▪	Our operating costs and expenses include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including the compensation of employees. We reimburse EPCO for actual direct and indirect expenses it incurs related to the operation of our assets. Our reimbursements to EPCO for operating costs and expenses were $16.9 million for the year ended December 31, 2007.

▪	Our general and administrative expenses include reimbursement payments to EPCO for the costs it incurs for providing administrative services to us, including the compensation of employees. Such reimbursements are either (i) on an actual basis for direct expenses EPCO incurs on our behalf (e.g., the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to the ASA, which, in-turn, is based on the estimated usage of such services by each party (e.g., the allocation of general, legal or accounting salaries based on estimates of time spent on each entity’s businesses and affairs). Our reimbursements to EPCO for general and administrative costs were $2.4 million for the year ended December 31, 2007.
     A small number of key employees of EPCO that devote a portion of their time to our operations and affairs participate in long-term incentive compensation plans managed by EPCO. These plans include the issuance of unit options and restricted common units of Enterprise Products Partners and profits interests in the Employee Partnerships. The amount of equity-based compensation allocated to us was $0.2 million for the year ended December 31, 2007. Such amounts are immaterial to our consolidated financial position, results of operations and cash flows.
     The ASA also addresses potential conflicts that may arise among Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), Duncan Energy Partners (including DEP GP), and the EPCO Group. The EPCO Group includes EPCO and its other affiliates, but excludes Enterprise Products Partners, Enterprise GP Holdings, Duncan Energy Partners and their respective general partners. With respect to potential conflicts, the ASA provides, among other things, that:

▪	If a business opportunity to acquire “equity securities” (as defined below) is presented to the EPCO Group, Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), Duncan Energy Partners (including DEP GP), then Enterprise GP Holdings will have the first right to pursue such opportunity. The term “equity securities” is defined to include:
▪	general partner interests (or securities which have characteristics similar to general partner interests) or interests in “persons” that own or control such general partner or similar interests (collectively, “GP Interests”) and securities convertible, exercisable, exchangeable or otherwise representing ownership or control of such GP Interests; and

▪	incentive distribution rights and limited partner interests (or securities which have characteristics similar to incentive distribution rights or limited partner interests) in publicly traded partnerships or interests in “persons” that own or control such limited partner or similar interests (collectively, “non-GP Interests”); provided that such non-GP Interests are associated with GP Interests and are owned by the owners of GP Interests or their respective affiliates.
Enterprise GP Holdings will be presumed to desire to acquire the equity securities until such time as EPE Holdings advises the EPCO Group, EPGP and DEP GP that it has abandoned the pursuit of such business opportunity. In the event that the purchase price of the equity securities is reasonably likely to equal or exceed $100 million, the decision to decline the acquisition will be made by the chief executive officer of EPE Holdings after consultation with and subject to the approval of the ACG Committee of EPE Holdings. If the purchase price is reasonably likely to be less than $100 million, the chief executive officer of EPE Holdings may make the determination to decline the acquisition without consulting the ACG Committee of EPE Holdings.

In the event that Enterprise GP Holdings abandons the acquisition and so notifies the EPCO Group, EPGP and DEP GP, Enterprise Products Partners will have the second right to pursue such acquisition. Enterprise Products Partners will be presumed to desire to acquire the equity securities until such time as EPGP advises the EPCO Group and DEP GP that Enterprise Products Partners has abandoned the pursuit of such acquisition. In determining whether or not to pursue the acquisition, Enterprise Products Partners will follow the same procedures applicable to Enterprise GP Holdings, as described above but utilizing EPGP’s chief executive officer and ACG Committee.

In its sole discretion, Enterprise Products Partners may affirmatively direct such acquisition opportunity to Duncan Energy Partners. In the event this occurs, Duncan Energy Partners may pursue such acquisition.

In the event Enterprise Products Partners abandons the acquisition opportunity for the equity securities and so notifies the EPCO Group and DEP GP, the EPCO Group may pursue the acquisition or offer the opportunity to EPCO Holdings or TEPPCO (including TEPPCO GP) and their controlled affiliates, in either case, without any further obligation to any other party or offer such opportunity to other affiliates.

▪	If any business opportunity not covered by the preceding bullet point (i.e. not involving “equity securities”) is presented to the EPCO Group, Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), or Duncan Energy Partners (including DEP GP), Enterprise Products Partners will have the first right to pursue such opportunity either for itself or, if desired by Enterprise Products Partners in its sole discretion, for the benefit of Duncan Energy Partners. Enterprise Products Partners will be presumed to desire to pursue the business opportunity until such time as its general partner advises the EPCO Group, EPE Holdings and DEP GP that it has abandoned the pursuit of such business opportunity.

In the event the purchase price or cost associated with the business opportunity is reasonably likely to equal or exceed $100 million, any decision to decline the business opportunity will be made by the chief executive officer of EPGP after consultation with and subject to the approval of the ACG Committee of EPGP. If the purchase price or cost is reasonably likely to be less than $100 million, the chief executive officer of EPGP may make the determination to decline the business opportunity without consulting EPGP’s ACG Committee.

In its sole discretion, Enterprise Products Partners may affirmatively direct such acquisition opportunity to Duncan Energy Partners. In the event this occurs, Duncan Energy Partners may pursue such acquisition.

In the event that Enterprise Products Partners abandons the business opportunity for itself and Duncan Energy Partners and so notifies the EPCO Group, EPE Holdings and DEP GP, Enterprise GP Holdings will have the second right to pursue such business opportunity. Enterprise GP Holdings will be presumed to desire such acquisition until such time as its general partner declines such opportunity (in accordance with the procedures described above for Enterprise Products Partners) and advises the EPCO Group that it has abandoned the pursuit of such business opportunity. Should this occur, the EPCO Group may either pursue the business opportunity or offer the business opportunity to EPCO Holdings or TEPPCO (including TEPPCO GP) and their controlled affiliates without any further obligation to any other party or offer such opportunity to other affiliates.
     None of Enterprise Products Partners, Enterprise GP Holdings, Duncan Energy Partners or their respective general partners or the EPCO Group have any obligation to present business opportunities to TEPPCO (including TEPPCO GP) or their controlled affiliates. Likewise, TEPPCO (including TEPPCO GP) and their controlled affiliates have no obligation to present business opportunities to Enterprise Products Partners, Enterprise GP Holdings, Duncan Energy Partners or their respective general partners or the EPCO Group.
Review and Approval of Transactions with Related Parties
     Our partnership agreement and ACG Committee charter set forth policies and procedures for the review and approval of certain related party transactions. As further described below, our partnership agreement and ACG Committee charter set forth procedures by which related party transactions and conflicts of interest may be approved or resolved by DEP GP or its ACG Committee.
     Under our partnership agreement, unless otherwise expressly provided therein or in the partnership agreement of EPO, whenever a potential conflict of interest exists or arises between our general partner or any of its affiliates, on the one hand, and us, any of our subsidiaries or any partner, on the other hand, any resolution or course of action by our general partner or its affiliates in respect of such conflict of interest is permitted and deemed approved by all of our partners, and will not constitute a breach of our partnership agreement, the partnership agreement of EPO or any agreement contemplated by such agreements, or of any duty stated or implied by law or equity, if the resolution or course of action is or, by operation of the partnership agreement is deemed to be, fair and reasonable to us; provided that, any conflict of interest and any resolution of such conflict of interest will be conclusively deemed fair and reasonable to us if such conflict of interest or resolution is (i) approved by a majority of the members of our ACG Committee (a “Special Approval”), or (ii) on terms objectively demonstrable to be no less favorable to us than those generally being provided to or available from unrelated third parties.
     In connection with its resolution of any conflict of interest, the ACG Committee (through its Special Approval process) is authorized to consider:
▪	the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest;

▪	the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us);

▪	any customary or accepted industry practices and any customary or historical dealings with a particular person;

▪	any applicable generally accepted accounting or engineering practices or principles;

▪	the relative cost of capital of the parties and the consequent rates of return to the equity holders of the parties; and

▪	such additional factors as the committee determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.
     The review and approval process of the ACG Committee, including factual matters that may be considered in determining whether a transaction is fair and reasonable, is generally governed by Section 7.9 of our partnership agreement. As discussed above, the ACG Committee’s Special Approval is conclusively deemed fair and reasonable to us under our partnership agreement.
     Related party transactions that do not occur under the ASA and that are not reviewed by the ACG Committee, as described above, may be subject to our general partner’s Board-approved written internal review and approval policies and procedures. These internal policies and procedures, which apply to related party transactions as well as transactions with unrelated parties, specify thresholds for our general partner’s officers and managers to authorize various categories of transactions, including purchases and sales of assets, expenditures, commercial and financial transactions and legal agreements. The specified thresholds for some categories of transactions are less than $120,000 and for others are substantially greater.
     On November 6, 2007, the ACG Committee charter was amended and restated. The amended and restated charter provides, among other things, that the ACG Committee will review and approve related-party transactions (i) for which Board approval is required by our management authorization policy (generally, for transactions involving amounts greater than $100 million), (ii) where an officer or director of our general partner or any of our subsidiaries is a party, (iii) when requested to do so by our management or the Board, or (iv) pursuant to our partnership agreement or the limited liability company agreement of our general partner.
     In the normal course of business, our management routinely reviews all other related party transactions, including proposed asset purchases, drop-downs and business combinations and purchases and sales of product and services. As a matter of course, management reviews the terms and conditions of proposed transactions, performs appropriate levels of due diligence and assesses the impact of such transaction on our partnership.
     The ACG Committee does not separately review individual transactions covered by the EPCO administrative services agreement, which was previously approved by the ACG Committee and the Board. For a description of the administrative services agreement, please read “Relationship with EPCO” within this Item 13.
     The policies and procedures described above are applicable to related party transactions occurring after November 6, 2007, the date on which the ACG Committee charter was amended and restated. Transactions that occurred between February 5, 2007, which was the date we completed our initial public offering, and November 6, 2007 were governed by policies and procedures that were essentially the same as those described above, with the exception that after November 6, 2007, the ACG Committee charter requires that certain transactions be presented to the ACG Committee for approval. Transactions between Duncan Energy Partners Predecessor and related parties that occurred prior to the completion of our initial public offering were not governed by these policies and procedures.

Item 14. Principal Accountant Fees and Services.
     We have engaged Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) as our principal accountant. The following table summarizes fees we and Duncan Energy Partners Predecessor paid Deloitte & Touche for independent auditing, tax and related services for each of the last two fiscal years (dollars in thousands):

	For Year Ended
	December 31,
	2007	2006
Audit Fees (1)	$676	$1,468
Audit-Related Fees (2)	8	n/a
Tax Fees (3)	32	20
All Other Fees (4)	n/a	n/a

(1)	Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (i) the audit of our annual financial statements and internal controls over financial reporting, (ii) the review of our quarterly financial statements or (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. This category primarily includes services relating to internal control assessments and accounting-related consulting.

(3)	Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning. This category primarily includes services relating to the preparation of unitholder annual K-1 statements, partnership tax planning and property tax assistance.

(4)	All other fees represent amounts we were billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by Deloitte & Touche during the years ended December 31, 2007 and 2006.
     The ACG Committee of DEP GP has approved the use of Deloitte & Touche as our independent principal accountant. In connection with its oversight responsibilities, the ACG Committee has adopted a pre-approval policy regarding any services proposed to be performed by Deloitte & Touche. The pre-approval policy includes four primary service categories: Audit, Audit-related, Tax and Other.
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
     Under the pre-approval policy, management cannot act upon its own to authorize an expenditure for services outside of the pre-approved amounts. On a quarterly basis, the ACG Committee is provided a schedule showing Deloitte & Touche’s pre-approved amounts compared to actual fees billed for each of the primary service categories. The ACG Committee’s pre-approval process helps to ensure the independence of our principal accountant from management.

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
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
     Our audited financial statements are included under Item 8 of this annual report.
(a)(2) Financial Statement Schedules.
     All schedules have been omitted because they are either not applicable, not required, or the information called for therein already appears in our financial statements or notes thereto.
(a)(3) Exhibits.

Exhibit
Number	Exhibit*

3.1	Certificate of Limited Partnership of Duncan Energy Partners L.P. (incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).

3.2	Amended and Restated Agreement of Limited Partnership of Duncan Energy Partners L.P., dated February 5, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 5, 2007).

3.3	First Amendment to Amended and Restated Partnership Agreement of Duncan Energy Partners L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K/A filed January 3, 2008).

3.4	Second Amended and Restated Limited Liability Company Agreement of DEP Holdings, LLC, dated May 3, 2007. (incorporated by reference to Exhibit 3.4 to Form 10-Q for the period ended March 31, 2007, filed on May 4, 2007).

3.5	Certificate of Formation of DEP OLPGP, LLC (incorporated by reference to Exhibit 3.5 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).

3.6	Amended and Restated Limited Liability Company Agreement of DEP OLPGP, LLC, dated January 19, 2007 (incorporated by reference to Exhibit 3.6 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 22, 2007).

3.7	Certificate of Limited Partnership of DEP Operating Partnership, L.P. (incorporated by reference to Exhibit 3.7 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).

3.8	Agreement of Limited Partnership of DEP Operating Partnership, L.P., dated September 29, 2006 (incorporated by reference to Exhibit 3.8 to Amendment No. 1 to Form S-1 Registration Statement (Reg. No. 333-138371) filed December 15, 2006).

4.1	Revolving Credit Agreement, dated as of January 5, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).

4.2	First Amendment to Revolving Credit Agreement, dated as of June 30, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 8, 2007).

Exhibit
Number	Exhibit*

10.1	Contribution, Conveyance and Assumption Agreement, by and among Enterprise Products Operating L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP OLPGP, LLC, DEP Operating Partnership, L.P., dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 5, 2007).

10.2†	Storage Lease (Enterprise Products NGL Marketing), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 5, 2007).

10.3†	Storage Lease (North Propane-Propylene Splitters), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 5, 2007).

10.4†	Storage Lease (Belvieu Environmental Fuels), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K filed February 5, 2007).

10.5†	Storage Lease (Butane Isomer), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 5, 2007).

10.6†	Storage Lease (Enterprise Fractionation Plant), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.6 to Form 8-K filed February 5, 2007).

10.7†	Amended and Restated RGP Storage Lease, dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.7 to Form 8-K filed February 5, 2007).

10.8†	Amended and Restated PGP Storage Lease, dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.8 to Form 8-K filed February 5, 2007).

10.9	Contribution, Conveyance and Assumption Agreement, dated as of January 23, 2007, by and among Enterprise Products Operating L.P., Enterprise Products OLPGP, Inc., Enterprise Products Texas Operating, L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.9 to Form 8-K filed February 5, 2007).

10.10	Contribution, Conveyance and Assumption Agreement, dated as of January 23, 2007, by and among Enterprise GC, LP, Enterprise Holding III, L.L.C., Enterprise GTM Holdings L.P., Enterprise GTMGP, LLC, Enterprise Products GTM, LLC, Enterprise Products Operating L.P. and South Texas NGL Pipelines, LLC (incorporated by reference to Exhibit 10.10 to Form 8-K filed February 5, 2007).

10.11	Ground Lease Agreement, dated as of January 17, 2002, by and between Enterprise Products Operating L.P. (successor-in-interest to Diamond-Koch, L.P.) and Mont Belvieu Caverns, LLC (successor-in-interest to Enterprise Products Texas Operating L.P.) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).

10.12	Pipeline Lease Agreement by and between Enterprise GC, L.P. and TE Products Pipeline Company, Limited Partnership (incorporated by reference to Exhibit 10.11 to Form 8-K filed February 5, 2007).

10.13	NGL Transportation Agreement by and between Enterprise Products Operating L.P. and South Texas NGL Pipelines, LLC (incorporated by reference to Exhibit 10.12 to Form 8-K filed February 5, 2007).

10.14	Amended and Restated Limited Liability Company Agreement of Mont Belvieu Caverns, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.13 to Form 8-K filed February 5, 2007).

10.15	Amended and Restated Limited Liability Company Agreement of Acadian Gas, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.14 to Form 8-K filed February 5, 2007).

10.16	Amended and Restated Limited Liability Company Agreement of South Texas NGL Pipelines, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.15 to Form 8-K filed February 5, 2007).

Exhibit
Number	Exhibit*

10.17	Amended and Restated Agreement of Limited Partnership of Enterprise Lou-Tex Propylene Pipeline L.P., dated February 5, 2007 (incorporated by reference to Exhibit 10.16 to Form 8-K filed February 5, 2007).

10.18	Amended and Restated Agreement of Limited Partnership of Sabine Propylene Pipeline L.P. dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to Form 8-K filed February 5, 2007).

10.19	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC and Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC and DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated January 30, 2007, but effective as of February 5, 2007 (incorporated by reference to Exhibit 10.18 to Form 8-K filed February 5, 2007).

10.20	First Amendment to the Fourth Amended and Restated Administrative Services Agreement dated February 28, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-K filed February 28, 2007 by Enterprise Products Partners L.P.).

10.21	Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 8, 2007).

10.22	Omnibus Agreement, dated February 5, 2007, by and among Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., DEP OLPGP, LLC and Enterprise Products Operating L.P. (incorporated by reference to Exhibit 10.19 to Form 8-K filed February 5, 2007).

10.23***	Enterprise Products Company 2005 EPE Long-Term Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enterprise GP Holdings L.P. on May 8, 2006).

10.24***	Form of Unit Appreciation Right Grant (DEP Holdings, LLC Directors) based upon the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to Form 10-K filed on April 2, 2007).

10.25***	EPE Unit L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P., Commission file no. 1-32610, on September 1, 2005).

10.26***	First Amendment to EPE Unit L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 8, 2007).

10.27***	EPE Unit II, L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.13 to Form 10-K of Enterprise Products Partners L.P. filed on February 28, 2007).

10.28***	First Amendment to EPE Unit II, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 8, 2007).

10.29***	EPE Unit III, L.P. Agreement of Limited Partnership dated May 7, 2007 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P. on May 10, 2007).

10.30***	First Amendment to EPE Unit III, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 8, 2007).

10.31***	Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement filed by Enterprise Products Partners L.P. on December 31, 2007).

12.1#	Computation of ratio of earnings to fixed charges for each of the five years ended December 31, 2007, 2006, 2005, 2004 and 2003.

21.1#	List of Subsidiaries of Duncan Energy Partners L.P.

31.1#	Sarbanes-Oxley Section 302 certification of Richard H. Bachmann for Duncan Energy Partners L.P. for the December 31, 2007 annual report on Form 10-K.

31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. for the December 31, 2007 annual report on Form 10-K.

32.1#	Section 1350 certification of Richard H. Bachmann for the December 31, 2007 annual report on Form 10-K.

32.2#	Section 1350 certification of W. Randall Fowler for the December 31, 2007 annual report on Form 10-K.

Exhibit
Number	Exhibit*

*	With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323; Enterprise GP Holdings L.P., 1-32610; and Duncan Energy Partners L.P., 1-33266.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 406 of the Securities Act of 1933, as amended.

***	Identifies management contract and compensatory plan arrangements.

#	Filed with this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 29, 2008.

DUNCAN ENERGY PARTNERS L.P.
(A Delaware Limited Partnership)

By: DEP Holdings, LLC, as general partner

By:	/s/ Michael J. Knesek
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller and
Principal Accounting Officer
     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 29, 2008.

Signature	Title (Position with DEP Holdings, LLC)

/s/ Dan L. Duncan Dan L. Duncan	Director and Chairman
/s/ Richard H. Bachmann Richard H. Bachmann	Director, President and Chief Executive Officer
/s/ W. Randall Fowler W. Randall Fowler	Director, Executive Vice President and Chief Financial Officer
/s/ Gil H. Radtke Gil H. Radtke	Director, Senior Vice President and Chief Operating Officer
/s/ Michael J. Knesek Michael J. Knesek	Senior Vice President, Controller and Principal Accounting Officer
/s/ Dr. Ralph S. Cunningham Dr. Ralph S. Cunningham	Director
/s/ William A. Bruckmann, III William A. Bruckmann, III	Director
/s/ Larry J. Casey Larry J. Casey	Director
/s/ Joe D. Havens Joe D. Havens	Director
/s/ William Ordemann William Ordemann	Director

EXHIBIT INDEX

Exhibit
Number	Exhibit*

3.1	Certificate of Limited Partnership of Duncan Energy Partners L.P. (incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).

3.2	Amended and Restated Agreement of Limited Partnership of Duncan Energy Partners L.P., dated February 5, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 5, 2007).

3.3	First Amendment to Amended and Restated Partnership Agreement of Duncan Energy Partners L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K/A filed January 3, 2008).

3.4	Second Amended and Restated Limited Liability Company Agreement of DEP Holdings, LLC, dated May 3, 2007. (incorporated by reference to Exhibit 3.4 to Form 10-Q for the period ended March 31, 2007, filed on May 4, 2007).

3.5	Certificate of Formation of DEP OLPGP, LLC (incorporated by reference to Exhibit 3.5 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).

3.6	Amended and Restated Limited Liability Company Agreement of DEP OLPGP, LLC, dated January 19, 2007 (incorporated by reference to Exhibit 3.6 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 22, 2007).

3.7	Certificate of Limited Partnership of DEP Operating Partnership, L.P. (incorporated by reference to Exhibit 3.7 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).

3.8	Agreement of Limited Partnership of DEP Operating Partnership, L.P., dated September 29, 2006 (incorporated by reference to Exhibit 3.8 to Amendment No. 1 to Form S-1 Registration Statement (Reg. No. 333-138371) filed December 15, 2006).

4.1	Revolving Credit Agreement, dated as of January 5, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).

4.2	First Amendment to Revolving Credit Agreement, dated as of June 30, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 8, 2007).

10.1	Contribution, Conveyance and Assumption Agreement, by and among Enterprise Products Operating L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP OLPGP, LLC, DEP Operating Partnership, L.P., dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 5, 2007).

10.2†	Storage Lease (Enterprise Products NGL Marketing), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 5, 2007).

10.3†	Storage Lease (North Propane-Propylene Splitters), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 5, 2007).

10.4†	Storage Lease (Belvieu Environmental Fuels), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K filed February 5, 2007).

10.5†	Storage Lease (Butane Isomer), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 5, 2007).

Exhibit
Number	Exhibit*

10.6†	Storage Lease (Enterprise Fractionation Plant), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.6 to Form 8-K filed February 5, 2007).

10.7†	Amended and Restated RGP Storage Lease, dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.7 to Form 8-K filed February 5, 2007).

10.8†	Amended and Restated PGP Storage Lease, dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.8 to Form 8-K filed February 5, 2007).

10.9	Contribution, Conveyance and Assumption Agreement, dated as of January 23, 2007, by and among Enterprise Products Operating L.P., Enterprise Products OLPGP, Inc., Enterprise Products Texas Operating, L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.9 to Form 8-K filed February 5, 2007).

10.10	Contribution, Conveyance and Assumption Agreement, dated as of January 23, 2007, by and among Enterprise GC, LP, Enterprise Holding III, L.L.C., Enterprise GTM Holdings L.P., Enterprise GTMGP, LLC, Enterprise Products GTM, LLC, Enterprise Products Operating L.P. and South Texas NGL Pipelines, LLC (incorporated by reference to Exhibit 10.10 to Form 8-K filed February 5, 2007).

10.11	Ground Lease Agreement, dated as of January 17, 2002, by and between Enterprise Products Operating L.P. (successor-in-interest to Diamond-Koch, L.P.) and Mont Belvieu Caverns, LLC (successor-in-interest to Enterprise Products Texas Operating L.P.) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).

10.12	Pipeline Lease Agreement by and between Enterprise GC, L.P. and TE Products Pipeline Company, Limited Partnership (incorporated by reference to Exhibit 10.11 to Form 8-K filed February 5, 2007).

10.13	NGL Transportation Agreement by and between Enterprise Products Operating L.P. and South Texas NGL Pipelines, LLC (incorporated by reference to Exhibit 10.12 to Form 8-K filed February 5, 2007).

10.14	Amended and Restated Limited Liability Company Agreement of Mont Belvieu Caverns, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.13 to Form 8-K filed February 5, 2007).

10.15	Amended and Restated Limited Liability Company Agreement of Acadian Gas, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.14 to Form 8-K filed February 5, 2007).

10.16	Amended and Restated Limited Liability Company Agreement of South Texas NGL Pipelines, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.15 to Form 8-K filed February 5, 2007).

10.17	Amended and Restated Agreement of Limited Partnership of Enterprise Lou-Tex Propylene Pipeline L.P., dated February 5, 2007 (incorporated by reference to Exhibit 10.16 to Form 8-K filed February 5, 2007).

10.18	Amended and Restated Agreement of Limited Partnership of Sabine Propylene Pipeline L.P. dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to Form 8-K filed February 5, 2007).

10.19	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC and Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC and DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated January 30, 2007, but effective as of February 5, 2007 (incorporated by reference to Exhibit 10.18 to Form 8-K filed February 5, 2007).

10.20	First Amendment to the Fourth Amended and Restated Administrative Services Agreement dated February 28, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-K filed February 28, 2007 by Enterprise Products Partners L.P.).

10.21	Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 8, 2007).

Exhibit
Number	Exhibit*

10.22	Omnibus Agreement, dated February 5, 2007, by and among Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., DEP OLPGP, LLC and Enterprise Products Operating L.P. (incorporated by reference to Exhibit 10.19 to Form 8-K filed February 5, 2007).

10.23***	Enterprise Products Company 2005 EPE Long-Term Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enterprise GP Holdings L.P. on May 8, 2006).

10.24***	Form of Unit Appreciation Right Grant (DEP Holdings, LLC Directors) based upon the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to Form 10-K filed on April 2, 2007).

10.25***	EPE Unit L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P., Commission file no. 1-32610, on September 1, 2005).

10.26***	First Amendment to EPE Unit L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 8, 2007).

10.27***	EPE Unit II, L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.13 to Form 10-K of Enterprise Products Partners L.P. filed on February 28, 2007).

10.28***	First Amendment to EPE Unit II, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 8, 2007).

10.29***	EPE Unit III, L.P. Agreement of Limited Partnership dated May 7, 2007 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P. on May 10, 2007).

10.30***	First Amendment to EPE Unit III, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 8, 2007).

12.1#	Computation of ratio of earnings to fixed charges for each of the five years ended December 31, 2007, 2006, 2005, 2004 and 2003.

21.1#	List of Subsidiaries of Duncan Energy Partners L.P.

31.1#	Sarbanes-Oxley Section 302 certification of Richard H. Bachmann for Duncan Energy Partners L.P. for the December 31, 2007 annual report on Form 10-K.

31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. for the December 31, 2007 annual report on Form 10-K.

32.1#	Section 1350 certification of Richard H. Bachmann for the December 31, 2007 annual report on Form 10-K.

32.2#	Section 1350 certification of W. Randall Fowler for the December 31, 2007 annual report on Form 10-K.

*	With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323; Enterprise GP Holdings L.P., 1-32610; and Duncan Energy Partners L.P., 1-33266.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 406 of the Securities Act of 1933, as amended.

***	Identifies management contract and compensatory plan arrangements.

#	Filed with this report.