Form 10-K/A
period 2007-12-31
Duncan Energy Partners L.P.
filed 2008-03-04
CIK 1379378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

EXPLANATORY NOTE
     This Form 10-K/A is being filed to correct certain information with respect to William Ordemann, an executive officer of DEP Holdings, LLC, set forth on pages 114, 115, 119 and 137.
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
     The certifications of our general partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this annual report on Form 10-K/A.

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

Directors and Executive Officers of DEP GP
     The following table sets forth the name, age and position of each of the directors and executive officers of our general partner at February 15, 2008.

Name	Age	Position with DEP GP
Dan L. Duncan (1)	75	Director and Chairman
Richard H. Bachmann (1)	55	Director, President and Chief Executive Officer
W. Randall Fowler (1)	51	Director, Executive Vice President and Chief Financial Officer
Gil H. Radtke (1)	46	Director, Senior Vice President and Chief Operating Officer

Michael A. Creel	54	Director
Dr. Ralph S. Cunningham	67	Director

Larry J. Casey (2)	75	Director
Joe D. Havens (2)	78	Director
William A. Bruckmann, III (2,3)	55	Director

William Ordemann (1)	48	Executive Vice President

Michael J. Knesek (1)	53	Senior Vice President, Principal Accounting Officer and Controller

(1)	Executive Officer

(2)	Member of ACG Committee

(3)	Chairman of ACG Committee
     Dan L. Duncan. Mr. Duncan was elected Chairman and a Director of DEP GP in October 2006, Chairman and a Director of EPE Holdings in August 2005 and Chairman and a Director of EPGP in April 1998. Mr. Duncan served as the sole Chairman of EPCO from 1979 to December 2007. Mr. Duncan now serves as Group Co-Chairman of EPCO with his daughter, Ms. Randa Duncan Williams. He also serves as a Honorary Trustee of the Board of Trustees of the Texas Heart Institute at Saint Luke’s Episcopal Hospital.
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
     William Ordemann. Mr. Ordemann was elected an Executive Vice President of DEP GP in August 2007. He was elected Chief Operating Officer and Executive Vice President of EPGP in August 2007. He served as a Senior Vice President of EPGP from September 2001 to August 2007 and one of its vice Presidents from October 1999 to September 2001. Prior to joining Enterprise Products Partners, Mr. Ordemann held senior management positions at Shell Midstream Enterprises, LLC and Tejas Natural Gas Liquids, LLC, both of which were affiliates of Shell Oil Company.
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
Richard H. Bachmann
W. Randall Fowler
Gil H. Radtke
Michael A. Creel
Dr. Ralph S. Cunningham
William A. Bruckmann, III
Larry J. Casey
Joe D. Havens
     Notwithstanding anything to the contrary set forth in any previous filings under the Securities Act, as amended, or the Exchange Act, as amended, that incorporate future filings, including this Report, in whole or in part, the foregoing report shall not be incorporated by reference into any such filings.
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
(a)(3) Exhibits.

Exhibit
Number	Exhibit*

3.1	Certificate of Limited Partnership of Duncan Energy Partners L.P. (incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).

3.2	Amended and Restated Agreement of Limited Partnership of Duncan Energy Partners L.P., dated February 5, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 5, 2007).

3.3	First Amendment to Amended and Restated Partnership Agreement of Duncan Energy Partners L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K/A filed January 3, 2008).

3.4	Second Amended and Restated Limited Liability Company Agreement of DEP Holdings, LLC, dated May 3, 2007. (incorporated by reference to Exhibit 3.4 to Form 10-Q for the period ended March 31, 2007, filed on May 4, 2007).

3.5	Certificate of Formation of DEP OLPGP, LLC (incorporated by reference to Exhibit 3.5 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).

3.6	Amended and Restated Limited Liability Company Agreement of DEP OLPGP, LLC, dated January 19, 2007 (incorporated by reference to Exhibit 3.6 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 22, 2007).

3.7	Certificate of Limited Partnership of DEP Operating Partnership, L.P. (incorporated by reference to Exhibit 3.7 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).

3.8	Agreement of Limited Partnership of DEP Operating Partnership, L.P., dated September 29, 2006 (incorporated by reference to Exhibit 3.8 to Amendment No. 1 to Form S-1 Registration Statement (Reg. No. 333-138371) filed December 15, 2006).

4.1	Revolving Credit Agreement, dated as of January 5, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).

4.2	First Amendment to Revolving Credit Agreement, dated as of June 30, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 8, 2007).

Exhibit
Number	Exhibit*

10.1	Contribution, Conveyance and Assumption Agreement, by and among Enterprise Products Operating L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP OLPGP, LLC, DEP Operating Partnership, L.P., dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 5, 2007).

10.2†	Storage Lease (Enterprise Products NGL Marketing), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 5, 2007).

10.3†	Storage Lease (North Propane-Propylene Splitters), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 5, 2007).

10.4†	Storage Lease (Belvieu Environmental Fuels), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K filed February 5, 2007).

10.5†	Storage Lease (Butane Isomer), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 5, 2007).

10.6†	Storage Lease (Enterprise Fractionation Plant), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.6 to Form 8-K filed February 5, 2007).

10.7†	Amended and Restated RGP Storage Lease, dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.7 to Form 8-K filed February 5, 2007).

10.8†	Amended and Restated PGP Storage Lease, dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.8 to Form 8-K filed February 5, 2007).

10.9	Contribution, Conveyance and Assumption Agreement, dated as of January 23, 2007, by and among Enterprise Products Operating L.P., Enterprise Products OLPGP, Inc., Enterprise Products Texas Operating, L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.9 to Form 8-K filed February 5, 2007).

10.10	Contribution, Conveyance and Assumption Agreement, dated as of January 23, 2007, by and among Enterprise GC, LP, Enterprise Holding III, L.L.C., Enterprise GTM Holdings L.P., Enterprise GTMGP, LLC, Enterprise Products GTM, LLC, Enterprise Products Operating L.P. and South Texas NGL Pipelines, LLC (incorporated by reference to Exhibit 10.10 to Form 8-K filed February 5, 2007).

10.11	Ground Lease Agreement, dated as of January 17, 2002, by and between Enterprise Products Operating L.P. (successor-in-interest to Diamond-Koch, L.P.) and Mont Belvieu Caverns, LLC (successor-in-interest to Enterprise Products Texas Operating L.P.) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).

10.12	Pipeline Lease Agreement by and between Enterprise GC, L.P. and TE Products Pipeline Company, Limited Partnership (incorporated by reference to Exhibit 10.11 to Form 8-K filed February 5, 2007).

10.13	NGL Transportation Agreement by and between Enterprise Products Operating L.P. and South Texas NGL Pipelines, LLC (incorporated by reference to Exhibit 10.12 to Form 8-K filed February 5, 2007).

10.14	Amended and Restated Limited Liability Company Agreement of Mont Belvieu Caverns, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.13 to Form 8-K filed February 5, 2007).

10.15	Amended and Restated Limited Liability Company Agreement of Acadian Gas, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.14 to Form 8-K filed February 5, 2007).

10.16	Amended and Restated Limited Liability Company Agreement of South Texas NGL Pipelines, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.15 to Form 8-K filed February 5, 2007).

Exhibit
Number	Exhibit*

10.17	Amended and Restated Agreement of Limited Partnership of Enterprise Lou-Tex Propylene Pipeline L.P., dated February 5, 2007 (incorporated by reference to Exhibit 10.16 to Form 8-K filed February 5, 2007).

10.18	Amended and Restated Agreement of Limited Partnership of Sabine Propylene Pipeline L.P. dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to Form 8-K filed February 5, 2007).

10.19	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC and Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC and DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated January 30, 2007, but effective as of February 5, 2007 (incorporated by reference to Exhibit 10.18 to Form 8-K filed February 5, 2007).

10.20	First Amendment to the Fourth Amended and Restated Administrative Services Agreement dated February 28, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-K filed February 28, 2007 by Enterprise Products Partners L.P.).

10.21	Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 8, 2007).

10.22	Omnibus Agreement, dated February 5, 2007, by and among Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., DEP OLPGP, LLC and Enterprise Products Operating L.P. (incorporated by reference to Exhibit 10.19 to Form 8-K filed February 5, 2007).

10.23***	Enterprise Products Company 2005 EPE Long-Term Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enterprise GP Holdings L.P. on May 8, 2006).

10.24***	Form of Unit Appreciation Right Grant (DEP Holdings, LLC Directors) based upon the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to Form 10-K filed on April 2, 2007).

10.25***	EPE Unit L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P., Commission file no. 1-32610, on September 1, 2005).

10.26***	First Amendment to EPE Unit L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 8, 2007).

10.27***	EPE Unit II, L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.13 to Form 10-K of Enterprise Products Partners L.P. filed on February 28, 2007).

10.28***	First Amendment to EPE Unit II, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 8, 2007).

10.29***	EPE Unit III, L.P. Agreement of Limited Partnership dated May 7, 2007 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P. on May 10, 2007).

10.30***	First Amendment to EPE Unit III, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 8, 2007).

10.31***	Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement filed by Enterprise Products Partners L.P. on December 31, 2007).

12.1#	Computation of ratio of earnings to fixed charges for each of the five years ended December 31, 2007, 2006, 2005, 2004 and 2003.

21.1#	List of Subsidiaries of Duncan Energy Partners L.P.

31.1#	Sarbanes-Oxley Section 302 certification of Richard H. Bachmann for Duncan Energy Partners L.P. for the December 31, 2007 annual report on Form 10-K/A.

31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. for the December 31, 2007 annual report on Form 10-K/A.

32.1#	Section 1350 certification of Richard H. Bachmann for the December 31, 2007 annual report on Form 10-K/A.

32.2#	Section 1350 certification of W. Randall Fowler for the December 31, 2007 annual report on Form 10-K/A.

Exhibit
Number	Exhibit*

*	With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323; Enterprise GP Holdings L.P., 1-32610; and Duncan Energy Partners L.P., 1-33266.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 406 of the Securities Act of 1933, as amended.

***	Identifies management contract and compensatory plan arrangements.

#	Filed with this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 4, 2008.

DUNCAN ENERGY PARTNERS L.P.
(A Delaware Limited Partnership)

By: DEP Holdings, LLC, as general partner

By:	/s/ Michael J. Knesek
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit*

3.1	Certificate of Limited Partnership of Duncan Energy Partners L.P. (incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).

3.2	Amended and Restated Agreement of Limited Partnership of Duncan Energy Partners L.P., dated February 5, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 5, 2007).

3.3	First Amendment to Amended and Restated Partnership Agreement of Duncan Energy Partners L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K/A filed January 3, 2008).

3.4	Second Amended and Restated Limited Liability Company Agreement of DEP Holdings, LLC, dated May 3, 2007. (incorporated by reference to Exhibit 3.4 to Form 10-Q for the period ended March 31, 2007, filed on May 4, 2007).

3.5	Certificate of Formation of DEP OLPGP, LLC (incorporated by reference to Exhibit 3.5 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).

3.6	Amended and Restated Limited Liability Company Agreement of DEP OLPGP, LLC, dated January 19, 2007 (incorporated by reference to Exhibit 3.6 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 22, 2007).

3.7	Certificate of Limited Partnership of DEP Operating Partnership, L.P. (incorporated by reference to Exhibit 3.7 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).

3.8	Agreement of Limited Partnership of DEP Operating Partnership, L.P., dated September 29, 2006 (incorporated by reference to Exhibit 3.8 to Amendment No. 1 to Form S-1 Registration Statement (Reg. No. 333-138371) filed December 15, 2006).

4.1	Revolving Credit Agreement, dated as of January 5, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).

4.2	First Amendment to Revolving Credit Agreement, dated as of June 30, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 8, 2007).

10.1	Contribution, Conveyance and Assumption Agreement, by and among Enterprise Products Operating L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP OLPGP, LLC, DEP Operating Partnership, L.P., dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 5, 2007).

10.2†	Storage Lease (Enterprise Products NGL Marketing), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 5, 2007).

10.3†	Storage Lease (North Propane-Propylene Splitters), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 5, 2007).

10.4†	Storage Lease (Belvieu Environmental Fuels), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K filed February 5, 2007).

10.5†	Storage Lease (Butane Isomer), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 5, 2007).

Exhibit
Number	Exhibit*

10.6†	Storage Lease (Enterprise Fractionation Plant), dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.6 to Form 8-K filed February 5, 2007).

10.7†	Amended and Restated RGP Storage Lease, dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.7 to Form 8-K filed February 5, 2007).

10.8†	Amended and Restated PGP Storage Lease, dated as of January 23, 2007, by and between Enterprise Products Operating L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.8 to Form 8-K filed February 5, 2007).

10.9	Contribution, Conveyance and Assumption Agreement, dated as of January 23, 2007, by and among Enterprise Products Operating L.P., Enterprise Products OLPGP, Inc., Enterprise Products Texas Operating, L.P. and Mont Belvieu Caverns, LLC (incorporated by reference to Exhibit 10.9 to Form 8-K filed February 5, 2007).

10.10	Contribution, Conveyance and Assumption Agreement, dated as of January 23, 2007, by and among Enterprise GC, LP, Enterprise Holding III, L.L.C., Enterprise GTM Holdings L.P., Enterprise GTMGP, LLC, Enterprise Products GTM, LLC, Enterprise Products Operating L.P. and South Texas NGL Pipelines, LLC (incorporated by reference to Exhibit 10.10 to Form 8-K filed February 5, 2007).

10.11	Ground Lease Agreement, dated as of January 17, 2002, by and between Enterprise Products Operating L.P. (successor-in-interest to Diamond-Koch, L.P.) and Mont Belvieu Caverns, LLC (successor-in-interest to Enterprise Products Texas Operating L.P.) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).

10.12	Pipeline Lease Agreement by and between Enterprise GC, L.P. and TE Products Pipeline Company, Limited Partnership (incorporated by reference to Exhibit 10.11 to Form 8-K filed February 5, 2007).

10.13	NGL Transportation Agreement by and between Enterprise Products Operating L.P. and South Texas NGL Pipelines, LLC (incorporated by reference to Exhibit 10.12 to Form 8-K filed February 5, 2007).

10.14	Amended and Restated Limited Liability Company Agreement of Mont Belvieu Caverns, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.13 to Form 8-K filed February 5, 2007).

10.15	Amended and Restated Limited Liability Company Agreement of Acadian Gas, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.14 to Form 8-K filed February 5, 2007).

10.16	Amended and Restated Limited Liability Company Agreement of South Texas NGL Pipelines, LLC, dated February 5, 2007 (incorporated by reference to Exhibit 10.15 to Form 8-K filed February 5, 2007).

10.17	Amended and Restated Agreement of Limited Partnership of Enterprise Lou-Tex Propylene Pipeline L.P., dated February 5, 2007 (incorporated by reference to Exhibit 10.16 to Form 8-K filed February 5, 2007).

10.18	Amended and Restated Agreement of Limited Partnership of Sabine Propylene Pipeline L.P. dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to Form 8-K filed February 5, 2007).

10.19	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC and Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC and DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated January 30, 2007, but effective as of February 5, 2007 (incorporated by reference to Exhibit 10.18 to Form 8-K filed February 5, 2007).

10.20	First Amendment to the Fourth Amended and Restated Administrative Services Agreement dated February 28, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-K filed February 28, 2007 by Enterprise Products Partners L.P.).

10.21	Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 8, 2007).

Exhibit
Number	Exhibit*

10.22	Omnibus Agreement, dated February 5, 2007, by and among Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., DEP OLPGP, LLC and Enterprise Products Operating L.P. (incorporated by reference to Exhibit 10.19 to Form 8-K filed February 5, 2007).

10.23***	Enterprise Products Company 2005 EPE Long-Term Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enterprise GP Holdings L.P. on May 8, 2006).

10.24***	Form of Unit Appreciation Right Grant (DEP Holdings, LLC Directors) based upon the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to Form 10-K filed on April 2, 2007).

10.25***	EPE Unit L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P., Commission file no. 1-32610, on September 1, 2005).

10.26***	First Amendment to EPE Unit L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 8, 2007).

10.27***	EPE Unit II, L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.13 to Form 10-K of Enterprise Products Partners L.P. filed on February 28, 2007).

10.28***	First Amendment to EPE Unit II, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 8, 2007).

10.29***	EPE Unit III, L.P. Agreement of Limited Partnership dated May 7, 2007 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P. on May 10, 2007).

10.30***	First Amendment to EPE Unit III, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 8, 2007).

12.1#	Computation of ratio of earnings to fixed charges for each of the five years ended December 31, 2007, 2006, 2005, 2004 and 2003.

21.1#	List of Subsidiaries of Duncan Energy Partners L.P.

31.1#	Sarbanes-Oxley Section 302 certification of Richard H. Bachmann for Duncan Energy Partners L.P. for the December 31, 2007 annual report on Form 10-K/A.

31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. for the December 31, 2007 annual report on Form 10-K/A.

32.1#	Section 1350 certification of Richard H. Bachmann for the December 31, 2007 annual report on Form 10-K/A.

32.2#	Section 1350 certification of W. Randall Fowler for the December 31, 2007 annual report on Form 10-K/A.

*	With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323; Enterprise GP Holdings L.P., 1-32610; and Duncan Energy Partners L.P., 1-33266.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 406 of the Securities Act of 1933, as amended.

***	Identifies management contract and compensatory plan arrangements.

#	Filed with this report.