Form 10-Q
period 2008-03-31
Duncan Energy Partners L.P.
filed 2008-05-12
CIK 1379378

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

           Large accelerated filer ☐                                                                                                                               Accelerated filer ☑
           Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                                                                                                                       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

There were 20,301,571 common units of Duncan Energy Partners L.P. outstanding at May 1, 2008.  These common units trade on the New York Stock Exchange under the ticker symbol “DEP.”

DUNCAN ENERGY PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

           Item 1.  Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(See Note 1 for Basis of Financial Statement Presentation)
(Dollars in thousands)

	March 31,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$14,077	$2,199
Accounts receivable – trade, net of allowance for doubtful accounts
of $47 at March 31, 2008 and December 31, 2007	95,762	77,912
Accounts receivable – related parties	3,311	3,007
Inventories	9,491	8,510
Prepaid and other current assets	705	2,772
Total current assets	123,346	94,400
Property, plant and equipment, net	936,118	877,510
Investments in and advances to unconsolidated affiliate	3,916	3,490
Intangible assets, net of accumulated amortization of $1,451 at
March 31, 2008 and $1,393 at December 31, 2007	6,675	6,733
Other assets	240	273
Total assets	$1,070,295	$982,406

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable – trade	$38,633	$17,367
Accounts payable – related parties	26,890	21,712
Accrued product payables	81,447	57,474
Accrued costs and expenses	--	1,204
Accrued interest	134	186
Other current liabilities	11,969	7,537
Total current liabilities	159,073	105,480
Long-term debt (see Note 8)	188,000	200,000
Other long-term liabilities	6,343	3,937
Parent interest in subsidiaries	407,791	356,214
Commitments and contingencies
Partners’ equity:
Limited partners (20,301,571 common units outstanding at
March 31, 2008 and December 31, 2007)	317,419	319,769
General partner	551	599
Accumulated other comprehensive loss	(8,882)	(3,593)
Total partners’ equity	309,088	316,775
Total liabilities and partners’ equity	$1,070,295	$982,406

See Notes to Financial Statements

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED/COMBINED OPERATIONS
AND COMPREHENSIVE INCOME
(See Note 1 for Basis of Financial Statement Presentation)
(Dollars in thousands, except per unit amounts)

			Duncan Energy
	Duncan Energy Partners		Partners Predecessor
	For the Three	For the Two	For the One
	Months Ended	Months Ended	Month Ended
	March 31, 2008	March 31, 2007	January 31, 2007
Revenues:
Third parties	$179,828	$91,494	$42,657
Related parties	81,961	42,380	24,017
Total (see Note 11)	261,789	133,874	66,674
Costs and expenses:
Operating costs and expenses:
Third parties	237,471	120,078	58,038
Related parties	8,023	4,353	3,149
Total operating costs and expenses	245,494	124,431	61,187
General and administrative costs:
Third parties	721	133	22
Related parties	1,404	224	455
Total general and administrative costs	2,125	357	477
Total costs and expenses	247,619	124,788	61,664
Equity in income of unconsolidated affiliate	158	46	25
Operating income	14,328	9,132	5,035
Other income (expense):
Interest expense	(2,768)	(1,131)	--
Interest income	100	144	--
Other expense	(2,668)	(987)	--
Income before provision for income taxes and
Parent interest in income of subsidiaries	11,660	8,145	5,035
Provision for income taxes	(12)	(173)	--
Income before Parent interest in income of subsidiaries	11,648	7,972	5,035
Parent interest in income of subsidiaries	(5,616)	(4,049)	--
Net income	6,032	3,923	5,035
Change in fair value of cash flow hedges	(5,289)	(33)	--
Comprehensive income	$743	$3,890	$5,035

Net income allocation: (see Note 13)
Limited partners’ interest in net income	$5,911	$3,845
General partner interest in net income	$121	$78

Earnings per unit: (see Note 13)
Basic and diluted income per unit	$0.29	$0.19

See Notes to Financial Statements

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED/COMBINED CASH FLOWS
(See Note 1 for Basis of Financial Statement Presentation)
(Dollars in thousands)

			Duncan Energy
	Duncan Energy Partners		Partners Predecessor
	For the Three	For the Two	For the One
	Months Ended	Months Ended	Month Ended
	March 31, 2008	March 31, 2007	January 31, 2007
Operating activities:
Net income	$6,032	$3,923	$5,035
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, amortization and accretion
in operating costs and expenses	7,755	4,515	2,209
Depreciation and amortization in general
and administrative costs	64	--	--
Amortization in interest expense	32	21	--
Equity in income of unconsolidated affiliate	(158)	(46)	(25)
Parent interest in income of subsidiaries	5,616	4,049	--
Gain on sale of assets	--	(2)	--
Deferred income tax expense	(21)	(21)	--
Changes in fair market value of financial instruments	10	(2)	--
Net effect of changes in operating accounts (see Note 15)	2,505	36,259	(10,754)
Net cash provided by (used in) operating activities	21,835	48,696	(3,535)
Investing activities:
Capital expenditures	(42,047)	(48,480)	(5,348)
Contributions in aid of construction costs	138	154	349
Proceeds from sale of assets	--	2	--
Advances to unconsolidated affiliate	(268)	(51)	--
Cash used in investing activities	(42,177)	(48,375)	(4,999)
Financing activities:
Repayments of debt	(46,000)	(31,000)	--
Borrowings under debt agreements	34,000	200,000	--
Debt issuance costs	--	(510)	--
Net proceeds from initial public offering	--	291,872	--
Distributions to our unitholders and general partner	(8,494)	--	--
Distributions to Parent at time of initial public offering	--	(459,551)	--
Distributions to Parent of subsidiary operating cash flows	(9,482)	(2,912)	--
Contributions from Parent to subsidiaries	16,680	5,874	--
Contributions from Parent in connection with
Omnibus Agreement (see Note 12)	9,281	--	--
Contributions from Parent in connection with
Mont Belvieu Caverns’ LLC Agreement (see Note 12)	36,235	--	--
Net cash contributions from owners – predecessor (see Note 2)	--	--	8,534
Cash provided by financing activities	32,220	3,773	8,534
Net change in cash and cash equivalents	11,878	4,094	--
Cash and cash equivalents, beginning of period	2,199	3	--
Cash and cash equivalents, end of period (see Note 2)	$14,077	$4,097	$--

See Notes to Financial Statements

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENT OF CONSOLIDATED PARTNERS’ EQUITY
(See Note 1 for Basis of Financial Statement Presentation and Note 9 for Unit History)
(Dollars in thousands)

			Accumulated
	Limited		Other
	Partner	General	Comprehensive
	Interests	Partner	Loss	Total
Balance, December 31, 2007	$319,769	$599	$(3,593)	$316,775
Net income	5,911	121	--	6,032
Amortization of unit-based awards	63	1	--	64
Distributions to unitholders and general partner	(8,324)	(170)	--	(8,494)
Change in fair value of cash flow hedges	--	--	(5,289)	(5,289)
Balance, March 31, 2008	$317,419	$551	$(8,882)	$309,088

See Notes to Financial Statements

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED/COMBINED
FINANCIAL STATEMENTS

Except per unit amounts, or as noted within the context of each footnote disclosure, dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

Note 1.  Background and Basis of Financial Statement Presentation

Partnership Organization and Background

Duncan Energy Partners L.P. (the “Partnership”) is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DEP.”   The Partnership is engaged in the business of (i) storing natural gas liquids (“NGLs”) and certain petrochemical products, (ii) transporting NGLs and propylene and (iii) gathering, transporting, storing and marketing natural gas. The Partnership was formed in September 2006 to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of Enterprise Products Operating LLC (“EPO”).  The Partnership is owned 98% by its limited partners and 2% by its general partner, DEP Holdings, LLC, which is a wholly owned subsidiary of EPO.  DEP Holdings, LLC, a limited liability company, is responsible for managing all of the Partnership’s businesses.  EPCO, Inc. provides all of the personnel necessary for operating the Partnership’s assets and performs certain administrative services for the Partnership.

On February 5, 2007, the Partnership completed its initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds to the Partnership of $290.5 million ($291.9 million as of March 31, 2007).  At the closing of its public offering, the Partnership made a special distribution to EPO of $459.6 million as consideration for assets contributed by EPO to the Partnership.  The distribution amount was funded with $260.6 million of net proceeds from the Partnership’s initial public offering and $198.9 million in borrowings under the Partnership’s revolving credit facility.   In addition to the cash consideration, the Partnership issued 5,351,571 common units to EPO.

The Partnership did not own any assets prior to February 5, 2007. The financial information and related notes included under this Item 1 that pertain to periods prior to the Partnership’s initial public offering reflect the assets, liabilities and operations contributed to the Partnership by EPO on February 5, 2007 (effective February 1, 2007 for financial accounting and reporting purposes). We refer to the business of Duncan Energy Partners L.P. prior to February 1, 2007 as “Duncan Energy Partners Predecessor” or the “Predecessor.”  Unless the context requires otherwise, references to “we,” “us,” “our,” “the Partnership” or “Duncan Energy Partners” are intended to mean the business and operations of Duncan Energy Partners L.P. and its consolidated subsidiaries since February 1, 2007.  References to “DEP GP” mean DEP Holdings, LLC, which is our general partner.

Duncan Energy Partners Predecessor was engaged in the same lines of business as the Partnership. The principal business entities included in the historical combined financial statements of Duncan Energy Partners Predecessor were (on a 100% basis): (i) Mont Belvieu Caverns, LLC (“Mont Belvieu Caverns”); (ii) Acadian Gas, LLC (“Acadian Gas”); (iii) Enterprise Lou-Tex Propylene Pipeline L.P. (“Lou-Tex Propylene”), including its general partner; (iv) Sabine Propylene Pipeline L.P. (“Sabine Propylene”), including its general partner; and (v) South Texas NGL Pipelines, LLC (“South Texas NGL”).  EPO contributed a 66% equity interest in each of these five entities to the Partnership on February 5, 2007.  EPO retained the remaining 34% equity interest in each of these subsidiaries.

References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., which owns EPO.   Enterprise Products Partners is a publicly traded partnership, the common units of which are listed on the NYSE under the ticker symbol “EPD.” EPO, our Parent, owns our general partner and is a significant owner of our common units. References to “EPGP” mean Enterprise Products GP, LLC, the general partner of Enterprise Products Partners.

References to “TEPPCO” mean TEPPCO Partners, L.P., an affiliated publicly traded partnership, the common units of which are listed on the NYSE under the ticker symbol “TPP.”  References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and wholly owned by Enterprise GP Holdings L.P.

References to “EPCO” mean EPCO, Inc., which is a related party affiliate to all of the foregoing named entities.

All of the aforementioned entities are under common control of Mr. Dan L. Duncan, the Group Co-Chairman and controlling shareholder of EPCO.

Basis of Financial Statement Presentation

The Partnership’s operating results are presented separately from those of Duncan Energy Partners Predecessor.  There were a number of contracts and other arrangements that went into effect at the time of the Partnership’s initial public offering that affect the comparability of its results (i.e., post-February 1, 2007 periods) with those of Duncan Energy Partners Predecessor (i.e., pre-February 1, 2007 periods).  These differences and other factors are summarized as follows:

▪
The Partnership’s net income reflects its 66% ownership interest in the subsidiaries that hold its operating assets.  The 34% ownership interest retained by EPO in these operating subsidiaries is recorded as Parent interest and deducted in determining the Partnership’s net income.  The net income of Duncan Energy Partners Predecessor reflects EPO’s previous 100% ownership of these subsidiaries.

▪	The fees Mont Belvieu Caverns charges EPO for underground storage services increased as a result of new agreements executed in connection with our initial public offering;

▪	Storage well measurement gains and losses relating to the Mont Belvieu Caverns’ facility are now retained by EPO;

▪	Mont Belvieu Caverns now makes a special allocation of operational measurement gains and losses to EPO;

▪	The transportation revenues recorded by Lou-Tex Propylene and Sabine Propylene decreased following our initial public offering due to the assignment of certain exchange agreements to us by EPO;

▪
The Partnership did not have any debt obligations prior to February 5, 2007 when it borrowed $200.0 million under its revolving credit facility.   Duncan Energy Partners Predecessor did not have any debt obligations; and

▪
The Partnership incurs additional general and administrative costs as a result of being a publicly traded entity.  These costs include fees associated with annual and quarterly reports to unitholders, tax returns and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, NYSE listing fees and accounting and legal services.  These costs also include estimated related party amounts payable to EPCO in connection with the administrative services agreement.

The financial information of Duncan Energy Partners Predecessor has been prepared using EPO’s separate historical accounting records related to the operations owned by Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL.

In our opinion, the accompanying Unaudited Condensed Consolidated/Combined Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”)  These Unaudited Condensed Consolidated/Combined Financial Statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2007 (Commission File No. 1-33266).

See Note 12 for information regarding potential future changes in the allocation of earnings and cash flows of Mont Belvieu Caverns due to provisions of its limited liability company agreement.

Note 2.  General Accounting Policies and Related Matters

Cash Flow Presentation

Duncan Energy Partners Predecessor operated within the EPO cash management program, which entailed the transfer of excess cash to EPO or, conversely, the funding of cash flow deficits by EPO.  The result of this cash management program was that Duncan Energy Partners Predecessor did not present any ending cash balances.  Cash flows used in financing activities represented transfers of excess cash from Duncan Energy Partners Predecessor to its owners equal to net cash provided by operating activities less cash used in investing activities.  Such transfers of excess cash were reflected as distributions to owners.  Conversely, if cash used in investing activities was greater than net cash provided by operating activities, then a deemed contribution by the owners of Duncan Energy Partners Predecessor was presented as cash provided by financing activities.

Following our initial public offering, we ceased participation in the EPO cash management program and maintain cash balances separately from affiliates.

Consolidation Policy

We evaluate our financial interests in companies to determine if they represent variable interest entities where we are the primary beneficiary.  If such criteria are met, we consolidate the financial statements of such businesses with those of our own.  Our financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling financial or equity interest, after the elimination of intercompany accounts and transactions.

If an investee is organized as a limited partnership or limited liability company and maintains separate ownership accounts, we account for our investment using the equity method if our ownership interest is between 3% and 50% and we exercise significant influence over the investee’s operating and financial policies.  For all other types of investments, we apply the equity method of accounting if our ownership interest is between 20% and 50% and we exercise significant influence over the investee’s operating and financial policies.  In consolidation, we eliminate our proportionate share of profits and losses from transactions with our equity method unconsolidated affiliate to the extent such amounts are material and remain on our balance sheet (or those of our equity method investment) in inventory or similar accounts.

If our ownership interest in an investee does not provide us with either control or significant influence over the investee, we would account for the investment using the cost method.

Estimates

Preparing our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts presented in the financial statements (i.e. assets, liabilities, revenues and expenses) and disclosures about contingent assets and liabilities.  Our actual results could differ from these estimates.  On an ongoing basis, management reviews its estimates based on currently available information.  Changes in facts and circumstances may result in revised estimates.

    Recent Accounting Developments

Certain provisions of Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” became effective for us on January 1, 2008.  See Note 3 for information regarding new fair value-related disclosures required in connection with SFAS 157.

During the first quarter of 2008, SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” was issued.  SFAS 161 requires enhanced disclosures regarding (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  SFAS 161 requires disclosure of (i) the fair values of derivative instruments and their gains and losses in a tabular format, (ii) derivative features that are credit risk-related and (iii) cross-referencing within the financial statement footnotes to locate important information about derivative instruments.  SFAS 161 is effective for us on January 1, 2009.  Management is currently evaluating the impact that SFAS 161 will have on our financial statement disclosures.  At present, we do not believe that this standard will impact how we record financial instruments.

Also during the first quarter of 2008, Emerging Issues Task Force Issue (“EITF”) No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” was issued.  This guidance prescribes the manner in which a master limited partnership (“MLP”) should allocate and present earnings per unit using the two-class method set forth in SFAS 128, “Earnings Per Share.”  Under the two-class method, current period earnings are allocated to the general partner (including earnings attributable to any embedded incentive distribution rights) and limited partners according to the distribution formula for available cash set forth in the MLP’s partnership agreement.  EITF 07-4 is effective for us on January 1, 2009.  Management is currently evaluating the impact that EITF 07-4 will have on our earnings per unit computations and disclosures.

Unit-Based Compensation

We do not directly employ any of the persons responsible for the management and operations of our businesses.  These functions are performed by employees of EPCO pursuant to an administrative services agreement (see Note 12). Certain key employees of EPCO who perform services on our behalf participate in long-term incentive compensation plans managed by EPCO.  The compensation expense we recorded in connection with such awards was immaterial to our consolidated financial position, results of operations and cash flows for all periods presented in this quarterly report on Form 10-Q.

Note 3.  Financial Instruments

We are exposed to financial market risks, including changes in commodity prices and interest rates.  We may use financial instruments (i.e. futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions.

Interest Rate Risk Hedging Program

In September 2007, we executed three floating-to-fixed interest rate swaps to reduce the sensitivity of our earnings to the variable interest rates charged under our revolving credit facility.  We account for these swap agreements as cash flow hedges.  At December 31, 2007, the aggregate fair value of the swaps was a liability of $3.8 million.

The following table presents selected information regarding these financial instruments at March 31, 2008:

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value
Revolving Credit Facility, due Feb. 2011	3	Sep. 2007 to Sep. 2010	Sep. 2010	2.67% to 4.62%	$175.0 million

(1) Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).

We recognized a $60 thousand benefit from these swap agreements during the three months ended March 31, 2008.   At March 31, 2008, the aggregate fair value of the swaps was a liability of $9.0 million, with the offset recorded in partners’ equity as accumulated other comprehensive loss.  We expect to reclassify $0.9 million of this loss to earnings (as an increase in interest expense) during the second quarter of 2008.  The remainder of the estimated loss would be similarly reclassified to earnings if the forward interest rate assumptions that existed on March 31, 2008 underlying the estimated loss materialized.  With respect to the third and fourth quarters of 2008 and the first quarter of 2009, the reclassification amount would be $3.0 million in the aggregate.

Commodity Risk Hedging Program

In addition to natural gas transportation, Acadian Gas engages in the purchase and sale of natural gas.  The price of natural gas fluctuates in response to changes in supply, market uncertainty, and a variety of additional factors that are beyond our control.  We may use commodity financial instruments such as futures, swaps and forward contracts to mitigate our risk exposure.  In general, the types of risks we attempt to hedge are those related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices.  The commodity financial instruments we utilize may be settled in cash or with another financial instrument.

Acadian Gas enters into cash flow hedges in connection with its natural gas sales.  In addition, Acadian Gas enters into mark-to-market financial instruments that effectively fix the price of natural gas for certain of its customers.

The fair value of the Acadian Gas commodity financial instrument portfolio was negligible at March 31, 2008 and December 31, 2007.  We recorded losses of $0.1 million, $4 thousand and $0.4 million for the three months ended March 31, 2008, the two months ended March 31, 2007 and the one month ended January 31, 2007, respectively.

Adoption of SFAS 157 - Fair Value Measurements

On January 1, 2008, we adopted the provisions of SFAS 157 that apply to financial assets and liabilities. We will adopt the provisions of SFAS 157 that apply to nonfinancial assets and liabilities on January 1, 2009.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.

Our fair value estimates are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability.   These assumptions include estimates of risk. Recognized valuation techniques employ inputs such as product prices, operating costs, discount factors and business growth rates.   These inputs may be either readily observable, corroborated by market data or generally unobservable.  In developing our estimates of fair value, we endeavor to utilize the best information available and apply market-based data to the extent possible.  Accordingly, we utilize valuation techniques (such as the market approach) that maximize the use of observable inputs and minimize the use of unobservable inputs.

SFAS 157 established a three-tier hierarchy that classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.  The characteristics of fair value amounts classified within each level of the SFAS 157 hierarchy are described as follows:

▪
Level 1 fair values are based on quoted prices, which are available in active markets for identical assets or liabilities as of the measurement date.  Active markets are defined as those in which transactions for identical assets or liabilities occur in sufficient frequency so as to provide pricing information on an ongoing basis (e.g., the NYSE or New York Mercantile Exchange).  Level 1 primarily consists of financial assets and liabilities such as exchange-traded financial instruments, publicly-traded equity securities and U.S. government treasury securities.   We had no Level 1 financial assets and liabilities during three months ended March 31, 2008.

▪
Level 2 fair values are based on pricing inputs other than quoted prices in active markets (as reflected in Level 1 fair values) and are either directly or indirectly observable as of the measurement date.  Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies.  Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value of money, volatility factors for stocks, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are validated by inputs other than quoted prices (e.g., interest rates and yield curves at commonly quoted intervals).  Level 2 includes non-exchange-traded instruments such as over-the-counter forward contracts, options and repurchase agreements.  Our interest rate swaps are classified as Level 2 financial liabilities and, at March 31, 2008, have a fair value of $9.0 million.

▪
Level 3 fair values are based on unobservable inputs.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Unobservable inputs reflect the reporting entity’s own ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk).  Unobservable inputs are based on the best information available in the circumstances, which might include the reporting entity’s internally-developed data.  The reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort.  Level 3 inputs are typically used in connection with internally developed valuation methodologies where management makes its best estimate of an instrument’s fair value.  Level 3 generally includes specialized or unique financial instruments that are tailored to meet a customer’s specific needs.  We had no Level 3 financial instruments during the three months ended March 31, 2008.

Note 4.  Inventories

Our inventory consists of natural gas volumes valued at the lower of average cost or market (“LCM”).  At March 31, 2008 and December 31, 2007, the value of our natural gas inventory was $9.5 million and $8.5 million, respectively.

Operating costs and expenses, as presented on our Unaudited Condensed Statements of Consolidated/Combined Operations and Comprehensive Income, include cost of sales amounts related to the sale of natural gas inventory.  We recorded cost of sales amounts of $222.4 million, $112.0 million and $54.2 million for the three months ended March 31, 2008, for the two months ended March 31, 2007 and the one month ended January 31 2007, respectively.

As a result of fluctuating market conditions, we recognize LCM adjustments when the historical cost of our inventory exceeds its net realizable value.  These non-cash adjustments are recorded as a component of cost of sales.  We did not have any LCM adjustments for the three months ended March 31,

2008.  For the two months ended March 31, 2007 and for the one month ended January 31, 2007, we recognized LCM adjustments of approximately $0.1 million and $37 thousand, respectively.

Note 5.  Property, Plant and Equipment

Our property, plant and equipment values and accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful	At March 31,	At December 31,
	Life in Years	2008	2007
Plant and pipeline facilities (1)	3-35(4)	$606,937	$560,702
Underground storage wells and related assets (2)	5-35(5)	360,035	358,585
Transportation equipment (3)	3-10	1,581	1,414
Land		19,696	19,690
Construction in progress		127,875	109,561
Total		1,116,124	1,049,952
Less: accumulated depreciation		180,006	172,442
Property, plant and equipment, net		$936,118	$877,510

(1) Includes natural gas, NGL and petrochemical pipelines, office furniture and equipment, buildings, and related assets.
(2) Underground storage facilities include underground product storage caverns and related assets such as pipes and compressors.
(3) Transportation equipment includes vehicles and similar assets used in our operations.
(4) In general, the estimated useful life of major components of this category are: pipelines, 18-35 years (with some equipment at 5 years); office furniture and equipment, 3-20 years; and buildings, 20-35 years.
(5) In general, the estimated useful life of underground storage facilities is 20-35 years (with some components at 5 years).

For the three months ended March 31, 2008, two months ended March 31, 2007 and one month ended January 31, 2007, we recorded depreciation expense of $7.7 million, $4.5 million and $2.2 million, respectively.  We capitalized $1.5 million, $1.0 million and $0.3 million of interest in connection with capital projects during the three months ended March 31, 2008, two months ended March 31, 2007 and one month ended January 31, 2007, respectively.

Note 6.  Investments in and Advances to Unconsolidated Affiliate

Acadian Gas, through a wholly owned subsidiary, owns a collective 49.51% equity interest in Evangeline, which consists of a 45% direct ownership interest in Evangeline Gas Pipeline Company, L.P. (“EGP”) and a 45.05% direct interest in Evangeline Gas Corp. (“EGC”).  EGC owns a 10% direct interest in EGP.  Third parties own the remaining equity interests in EGP and EGC.

Evangeline owns a 27-mile natural gas pipeline system extending from Taft, Louisiana to Westwego, Louisiana that connects three electric generation stations owned by Entergy Louisiana (“Entergy”). Evangeline’s most significant contract is a natural gas sales agreement with Entergy.  Acadian Gas does not have a controlling interest in Evangeline, but does exercise significant influence on Evangeline’s operating policies.  Acadian Gas accounts for its investment in Evangeline using the equity method.

At March 31, 2008 and December 31, 2007, the carrying value of our investment in Evangeline was $3.9 million and $3.5 million, respectively.  Our equity earnings from Evangeline were $158 thousand, $46 thousand and $25 thousand for the three months ended March 31, 2008, the two months ended March 31, 2007 and the one month ended January 31, 2007, respectively.  Our investment in Evangeline is classified within our Onshore Natural Gas Pipelines & Services business segment (see Note 11).

Summarized Financial Information of Unconsolidated Affiliate

The following table presents unaudited summarized income statement data of Evangeline for the periods indicated (on a 100% basis):

	For the Three Months
	Ended March 31,
	2008	2007
Revenues	$59,391	$52,374
Operating income	1,676	1,603
Net income	306	144

Note 7.  Intangible Assets

Our intangible assets represent the value attributable to renewable storage contracts with various customers.  Our Predecessor acquired these contracts in connection with the purchase of storage caverns from a third party in January 2002.  The gross value of these intangible assets was $8.1 million at inception.  Due to the renewable nature of the underlying contracts, we amortize these intangible assets on a straight-line basis over the estimated remaining economic life of the storage assets to which they relate.  We classify these intangible assets within our NGL & Petrochemical Storage Services business segment (see Note 11).

The carrying value of our intangible assets was $6.7 million at both March 31, 2008 and December 31, 2007. We recorded $58 thousand, $39 thousand and $19 thousand of amortization expense associated with these intangible assets during the three months ended March 31, 2008, two months ended March 31, 2007 and one month ended January 31, 2007, respectively.  For the remainder of 2008, we estimate that the amortization expense associated with these intangible assets will be $174 thousand.

Note 8.  Debt Obligations

Our consolidated debt obligations consisted of the following at the dates indicated:

	March 31,	December 31,
	2008	2007
Duncan Energy Partners’ debt obligation:
$300 Million Revolving Credit Facility, variable rate, due February 2011	$188,000	$200,000
Long-term debt	$188,000	$200,000

Standby letters of credit outstanding	$1,100	$1,100

The terms of our credit agreement remained the same as those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Covenants

We were in compliance with the covenants of our revolving credit facility at March 31, 2008 and December 31, 2007.

Evangeline debt obligations

Evangeline’s total debt (on a 100% basis) was $20.7 million at March 31, 2008 and December 31, 2007 and consisted of $13.2 million due under its 9.9% fixed-rate senior secured notes (the “Series B” notes) and a $7.5 million subordinated note payable to an affiliate of our venture partner in Evangeline (the“LL&E Note”).   Evangeline was in compliance with the covenants of its debt agreements at March 31,

 2008 and December 31, 2007.  The terms of Evangeline’s debt agreements remain the same as those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

The Partnership has furnished a letter of credit on behalf of Evangeline’s debt service requirements.  At March 31, 2008, the letter of credit amount was $1.1 million.

Note 9.  Partners’ Equity and Distributions

We are a Delaware limited partnership that was formed in September 2006.  We are owned 98% by our limited partners and 2% by our general partner, DEP GP.  We maintain capital accounts for our general partner and limited partners in accordance with our Partnership Agreement. The capital account provisions of our Partnership Agreement incorporate principles established for U.S. Federal income tax purposes and are not comparable to the equity accounts reflected under GAAP in our consolidated financial statements. Earnings and cash distributions are allocated to our partners in accordance with their respective percentage interests.

Unit History

There have been no changes in common units outstanding since December 31, 2007.

Registration Statement

On March 6, 2008, we filed a universal shelf registration statement with the SEC to periodically issue up to $1.00 billion in debt and equity securities.  We expect to use any proceeds from such offerings for general partnership purposes, including debt repayments, working capital, capital expenditures and acquisitions.  As of March 31, 2008, we had not issued any securities under this registration statement.

Distributions

On a quarterly basis, we distribute our available cash (as defined in our Partnership Agreement) to our partners. Such distributions are not cumulative.  Our general partner is entitled to 2% of all cash distributions we pay and it has no incentive distribution rights.  Our general partner may establish, at its sole discretion, reserves that reduce the amount of our cash available for distribution to partners.  Such reserves may support future capital spending, credit needs, distributions to partners or other general partnership cash requirements.

On May 7, 2008, we paid a quarterly cash distribution of $0.41 per unit to unitholders of record at the close of business on April 30, 2008.  Our cash distribution per unit for the first quarter of 2007 was $0.244, which was based on an initial quarterly cash distribution rate of $0.400 per unit pro-rated for the 55-day period following our initial public offering.

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss at the dates indicated.  See Note 3 for information regarding our financial instruments.

	March 31,	December 31,
	2008	2007
Commodity financial instruments	$--	$29
Interest rate financial instruments	(8,882)	(3,622)
Total	$(8,882)	$(3,593)

Note 10.  Parent Interest in Subsidiaries

In connection with our initial public offering, EPO contributed to us a 66% equity interest in Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL.  EPO retained the remaining 34% equity interest in each of these entities.  We account for EPO’s share of our subsidiaries’ net assets and earnings as “Parent interest” in a manner similar to minority interest.

The following table presents the changes in “Parent interest in subsidiaries” (see our Consolidated Balance Sheet) since December 31, 2007:

Parent interest in subsidiaries, December 31, 2007	$356,214
Parent interest in income of our subsidiaries	5,616
Contributions from Parent to Mont Belvieu Caverns in connection with capital projects in which EPO is funding 100% of the expenditures in accordance with the Mont Belvieu Caverns’ limited liability
company (“LLC”) agreement, including accrued receivables at March 31, 2008 (see Note 12)	27,024
Contributions from Parent to Mont Belvieu Caverns and South Texas NGL in connection with capital projects in which EPO is funding 100% of the expenditures in excess of certain thresholds in
accordance with the Omnibus Agreement, including accrued receivables at March 31, 2008 (see Note 12)	9,047
Other cash contributions from Parent to subsidiaries	16,680
Distributions to Parent of subsidiary operating cash flows	(9,482)
Non-cash contribution from Parent	2,692
Parent interest in subsidiaries, March 31, 2008	$407,791

The following table presents our calculation of “Parent interest in income of subsidiaries” (see our Consolidated Statements of Operations) for the three months ended March 31, 2008 and two months ended March 31, 2007:

		For The Three		For The Two
		Months Ended		Months Ended
		March 31, 2008		March 31, 2007
Net income amounts:
Mont Belvieu Caverns’ net income (before special allocation of operational
measurement gains and losses)	$5,547		$4,554
Deduct operational measurement gains allocated to Parent	(824)	$824	(1,327)	$1,327
Remaining Mont Belvieu Caverns’ net income to allocate to partners	4,723		3,227
Multiplied by Parent 34% interest in remaining net income	x 34%		x 34%
Mont Belvieu Caverns’ net income allocated to Parent	$1,606	1,606	$1,097	1,097

Acadian Gas net income multiplied by Parent 34% interest		1,213		217
Lou-Tex Propylene net income multiplied by Parent 34% interest		618		505
Sabine Propylene net income multiplied by Parent 34% interest		90		55
South Texas NGL net income multiplied by Parent 34% interest		1,265		848
Parent interest in income of subsidiaries		$5,616		$4,049

EPO’s current sharing ratio of 34% in the net income of Mont Belvieu Caverns may increase in the future as a result of capital project funding provisions in the Mont Belvieu Caverns’ LLC Agreement.  See Note 12 for additional information regarding this agreement.

Operational measurement gains and losses are created when product is moved between storage wells and are attributable to pipeline and well connection measurement variances.  Effective with our initial public offering, EPO agreed to be allocated all operational measurement gains and losses relating to Mont Belvieu Caverns’ underground storage activities.  As a result, EPO is required each period to contribute cash to Mont Belvieu Caverns for net operational measurement losses and is entitled to receive distributions from Mont Belvieu Caverns for net operational measurement gains.  We continue to record operational measurement gains and losses associated with our Mont Belvieu storage facility.  However, these operational measurement gains and losses do not affect our net income or have a significant impact on us with respect to the timing of our net cash flows provided by operating activities. Accordingly, we have not established a reserve for operational measurement losses on our balance sheet.  As presented in the preceding table, we allocated EPO operational measurement gains totaling $0.8 million during the three months ended March 31, 2008 and $1.3 million during the two months ended March 31, 2007.

Note 11.  Business Segments

We classify our midstream energy operations into four reportable business segments: NGL & Petrochemical Storage Services; Onshore Natural Gas Pipelines & Services; Petrochemical Pipeline Services; and NGL Pipelines & Services.  Our business segments are generally organized and managed according to the type of services rendered (or technologies employed) and products produced and/or sold.

We evaluate segment performance based on the non-GAAP financial measure of gross operating margin. Gross operating margin (either in total or by individual segment) is an important performance measure of the core profitability of our operations.  This measure forms the basis of our internal financial reporting and is used by senior management in deciding how to allocate capital resources among our business segments.  We believe that investors benefit from having access to the same financial measures that our management uses in evaluating segment results.  The GAAP financial measure most directly comparable to total segment gross operating margin is operating income.  Our non-GAAP financial measure of total segment gross operating margin should not be considered as an alternative to GAAP operating income.

We define total segment gross operating margin as consolidated/combined operating income before (i) depreciation, amortization and accretion expense; (ii) gains and losses on the sale of assets; and (iii) general and administrative expenses.  Gross operating margin by segment is calculated by subtracting segment operating costs and expenses (net of items (i) through (iii) noted in the preceding sentence) from segment revenues, with both segment totals before the elimination of any intersegment and intrasegment transactions. Gross operating margin is exclusive of other income and expense transactions, provision for income taxes, Parent interest in income of subsidiaries, extraordinary charges and the cumulative effect of changes in accounting principles.   In accordance with GAAP, intercompany accounts and transactions are eliminated in consolidation.

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

All of our consolidated revenues were earned in the United States. Our underground storage wells in Mont Belvieu, Texas receive, store and deliver NGLs and petrochemical products for refinery and other customers primarily along the U.S. Gulf Coast. Acadian Gas gathers, transports, stores and markets natural gas to customers in Louisiana. Our petrochemical pipelines provide propylene transportation services to shippers in southeast Texas and southwestern Louisiana.  Our DEP South Texas NGL Pipeline System transports NGLs from south Texas to Mont Belvieu, Texas for EPO.

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

The following table shows our measurement of total segment gross operating margin for the periods indicated:

			Duncan Energy
	Duncan Energy Partners		Partners Predecessor
	For the Three	For the Two	For the One
	Months Ended	Months Ended	Month Ended
	March 31, 2008	March 31, 2007	January 31, 2007
Revenues (1)	$261,789	$133,874	$66,674
Less: Operating costs and expenses (1)	(245,494)	(124,431)	(61,187)
Add: Equity in income of unconsolidated affiliate (1)	158	46	25
Depreciation, amortization and accretion
in operating costs and expenses (2)	7,755	4,515	2,209
Gain on sale of assets (2)	--	(2)	--
Total segment gross operating margin	$24,208	$14,002	$7,721

(1) These amounts are taken from our Unaudited Condensed Statements of Consolidated/Combined Operations and Comprehensive
  Income.
(2) These non-cash amounts are taken from the operating activities section of our Unaudited Condensed Statements of
  Consolidated/Combined Cash Flows.

The following table presents a reconciliation of our measurement of total gross operating margin to operating income and further to net income for the periods indicated:

			Duncan Energy
	Duncan Energy Partners		Partners Predecessor
	For the Three	For the Two	For the One
	Months Ended	Months Ended	Month Ended
	March 31, 2008	March 31, 2007	January 31, 2007
Total segment gross operating margin	$24,208	$14,002	$7,721
Adjustments to reconcile total non-GAAP segment gross
operating margin to operating income:
Depreciation, amortization and accretion in operating
costs and expenses	(7,755)	(4,515)	(2,209)
Gain on sale of assets in operating costs and expenses	--	2	--
General and administrative costs	(2,125)	(357)	(477)
Operating income	14,328	9,132	5,035
Other expense, net	(2,668)	(987)	--
Provision for income taxes	(12)	(173)	--
Parent interest in income of subsidiaries	(5,616)	(4,049)	--
Net income	$6,032	$3,923	$5,035

    The following table presents information by segment, together with reconciliations to our consolidated/combined totals, for the periods indicated:

	Reportable Segments
	NGL and	Onshore
	Petrochemical	Natural Gas	Petrochemical	NGL	Adjustments	Consolidated/
	Storage	Pipelines &	Pipeline	Pipelines &	and	Combined
	Services	Services	Services	Services	Eliminations	Totals
Revenues from third parties:
Three months ended March 31, 2008	$11,929	$164,073	$3,826	$--	$--	$179,828
Two months ended March 31, 2007	6,672	82,147	2,675	--	--	91,494
One month ended January 31, 2007	3,630	39,027	--	--	--	42,657

Revenues from related parties:
Three months ended March 31, 2008	8,239	67,891	--	5,831	--	81,961
Two months ended March 31, 2007	4,767	34,148	--	3,465	--	42,380
One month ended January 31, 2007	1,534	17,742	2,990	1,751	--	24,017

Total revenues:
Three months ended March 31, 2008	20,168	231,964	3,826	5,831	--	261,789
Two months ended March 31, 2007	11,439	116,295	2,675	3,465	--	133,874
One month ended January 31, 2007	5,164	56,769	2,990	1,751	--	66,674

Equity in income in unconsolidated affiliate:
Three months ended March 31, 2008	--	158	--	--	--	158
Two months ended March 31, 2007	--	46	--	--	--	46
One month ended January 31, 2007	--	25	--	--	--	25

Gross operating margin by individual
business segment and in total:
Three months ended March 31, 2008	10,167	6,186	2,913	4,942	--	24,208
Two months ended March 31, 2007	6,680	1,877	2,216	3,229	--	14,002
One month ended January 31, 2007	1,770	1,605	2,700	1,646	--	7,721

Segment assets:
At March 31, 2008	349,588	204,569	88,820	165,266	127,875	936,118
At December 31, 2007	345,472	206,158	89,634	126,685	109,561	877,510

Investments in and advances
to unconsolidated affiliate (see Note 6):
At March 31, 2008	--	3,916	--	--	--	3,916
At December 31, 2007	--	3,490	--	--	--	3,490

Intangible Assets (see Note 7):
At March 31, 2008	6,676	--	--	--	--	6,676
At December 31, 2007	6,733	--	--	--	--	6,733

See Note 1, “Basis of Financial Statement Presentation,” for a summary of factors that affect the comparability of our segment totals for the three months ended March 31, 2008 with prior periods.

Note 12.  Related Party Transactions

We have business relationships with EPO, Evangeline, EPCO and certain other affiliates that give rise to various related party transactions.  The following table summarizes our significant revenue and expense transactions with related parties during the periods indicated.

			Duncan
			Energy
			Partners
	Duncan Energy Partners		Predecessor
	For the Three	For the Two	For the One
	Months Ended	Months Ended	Month Ended
	March 31, 2008	March 31, 2007	January 31, 2007
Related party revenues:
Revenues from EPO:
Sale of natural gas	$14,768	$1,897	$2,327
NGL and petrochemical storage services	8,206	4,768	1,534
NGL transportation services	5,831	3,465	1,751
Petrochemical pipeline services	--	--	2,990
Revenues from TEPPCO	32	--	--
Total	28,837	10,130	8,602
Revenues from unconsolidated affiliates:
From sale of natural gas to Evangeline	53,124	32,250	15,415
Total	$81,961	$42,380	$24,017

Related party operating costs and expenses:
Expenses with EPO:
From purchase of natural gas	$1,575	$1,182	$654
Other	657	558	--
Expenses with EPCO:
From administrative services agreement	5,761	2,613	2,487
Expenses with TEPPCO:
From pipeline lease	27	--	--
Other	3	--	8
Total	$8,023	$4,353	$3,149

Related party general and administrative costs:
Expenses with EPCO:
From administrative services agreement	$1,404	$11	$--
Other	--	213	455
Total	$1,404	$224	$455

Relationship with EPO

We have an extensive and ongoing relationship with EPO, which is our Parent company.  The following information summarizes significant ongoing and historical transactions and arrangements between EPO and the Partnership and/or Duncan Energy Partners Predecessor.

Natural gas sales and purchases.  We buy natural gas from and sell natural gas to EPO.  We use the natural gas purchased from EPO to meet our fuel and other requirements.  See preceding table for amounts by period.

NGL and petrochemical storage services.  Mont Belvieu Caverns provides underground storage services to EPO.  Prior to our initial public offering, the intercompany storage fees charged EPO by Mont Belvieu Caverns were below market.   As a result of contracts executed in connection with our initial public offering, Mont Belvieu Caverns increased the storage fees it charges EPO to market-based rates.  The terms of these new agreements commenced February 1, 2007 and end on December 31, 2016.  See preceding table for amounts by period.

NGL transportation services.  In conjunction with our initial public offering in February 2007, South Texas NGL entered into a ten-year contract with EPO for the transportation of NGLs from South Texas to Mont Belvieu, Texas.  Under this contract, EPO pays us a dedication fee of no less than $0.02 per gallon for all NGLs it produces at its Shoup and Armstrong NGL fractionation plants, whether or not any volumes are actually shipped on the pipelines owned by South Texas NGL.  South Texas NGL does not take title to products transported on its pipeline system.  EPO retains title and associated commodity risk with such products.  See preceding table for amounts by period.

Petrochemical pipeline services.  Prior to our initial public offering, EPO was the shipper of record on our Lou-Tex Propylene and Sabine Propylene Pipelines, and Duncan Energy Partners Predecessor charged it the maximum tariff rate for using these assets.  EPO then contracted with third parties to ship volumes on these pipelines under product exchange agreements.  In connection with our initial public offering, EPO assigned these third party product exchange agreements to us; therefore, EPO ceased paying us for such services.  Although EPO has assigned these agreements to us, it remains jointly and severally liable to the Partnership for performance of these agreements.  See preceding table for amounts by period.

Omnibus Agreement and Mont Belvieu Caverns’ LLC Agreement.  On February 5, 2007, we entered into an Omnibus Agreement with EPO that governs the following matters:

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

We made no claims to EPO in connection with these indemnity provisions during the three months ended March 31, 2008.

The Omnibus Agreement may not be amended without the prior approval of our Audit, Conflicts and Governance Committee if the proposed amendment will, in the reasonable discretion of our general partner, adversely affect holders of the Partnership’s common units.

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

In certain cases, EPO is responsible for funding 100% of project costs rather than sharing such costs with the Partnership in accordance with the existing sharing ratio of 66% funded by the Partnership and 34% funded by EPO. Under the Omnibus Agreement, EPO agreed to make additional contributions to us as reimbursement for our 66% share of any excess project costs above (i) the $28.6 million of estimated project costs to complete the Phase II expansions of the DEP South Texas NGL Pipeline System and (ii) $14.1 million of estimated project costs for additional Mont Belvieu brine production capacity and above-ground storage reservoir projects.  These projects were in progress at the time of our initial public offering. EPO made cash contributions to our subsidiaries in connection with the Omnibus Agreement of $9.3 million during the three months ended March 31, 2008.

The Mont Belvieu Caverns’ LLC Agreement states that when the Partnership elects to not participate in certain projects, then EPO is responsible for funding 100% of such projects.  To the extent such non-participated projects generate identifiable incremental earnings for Mont Belvieu Caverns in the future, the earnings and cash flows of Mont Belvieu Caverns will be adjusted to allocate such incremental amounts to EPO by special allocation or otherwise. Under the terms of the agreement, the Partnership may elect to reacquire for consideration a 66% share of these projects at a later date.   EPO made cash contributions to Mont Belvieu Caverns in connection with this agreement of $36.2 million during the three months ended March 31, 2008.  These funds were subsequently distributed to the Partnership as a reimbursement for its funding of the projects that it elected to not participate in.

We expect additional contributions from EPO under the Omnibus Agreement and Mont Belvieu Caverns’ LLC Agreement during the remainder of 2008.

Other Transactions between EPO and the Partnership.  The Partnership was formed in September 2006 to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO.   On February 5, 2007, the Partnership completed its initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds to the Partnership of $290.5 million ($291.9 million as of March 31, 2007).  At the closing of our public offering, the Partnership made a special distribution to EPO of $459.6 million as consideration for assets contributed by EPO to the Partnership.  The distribution amount was funded with $260.6 million of net proceeds from the Partnership’s initial public offering and $198.9 million in borrowings under the Partnership’s revolving credit facility.   In addition to the cash consideration, the Partnership issued a final amount of 5,351,571 common units to EPO (after giving effect to the redemption of 1,950,000 common units by the Partnership using proceeds from the overallotment).

EPO may contribute or sell other equity interests in its subsidiaries or other of its or its subsidiaries’ assets to the Partnership.  EPO has no obligation or commitment to make such contributions or sales to the Partnership.

Relationship with Evangeline

Evangeline’s most significant contract is a natural gas sales agreement with Entergy that expires in January 2013.  Under this contract, Evangeline is obligated to make available-for-sale and deliver to Entergy certain specified minimum contract quantities of natural gas on an hourly, daily, monthly and annual basis.  The sales contract provides for minimum annual quantities of 36.75 BBtus.

In connection with the Entergy sales contract, Evangeline has entered into a natural gas purchase contract with Acadian Gas that contains annual purchase provisions that correspond to Evangeline’s sales commitments to Entergy.  The pricing terms of the sales agreement with Entergy and Evangeline’s purchase agreement with Acadian Gas are based on a monthly weighted-average market price of natural gas (subject to certain market index price ceilings and incentive margins) plus a predetermined margin.  See preceding table for revenue amounts from Evangeline.

Relationship with EPCO

We have no employees. All of our operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”).  EPCO also provides general and administrative support services to us in accordance with the ASA.  Enterprise Products Partners, EPO and the other affiliates of EPCO, including the Partnership, are parties to the ASA.  We are required to reimburse EPCO for its services in an amount equal to the sum of all costs and expenses incurred by EPCO which are directly or indirectly related to our business or activities (including EPCO expenses reasonably allocated to us).  In addition, we have agreed to pay all sales, use, excise, value added or similar taxes, if any, which may be applicable to services provided by EPCO.

Our operating costs and expenses also include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including the compensation of employees and insurance.  We reimburse EPCO for actual direct and indirect expenses it incurs to employ the personnel necessary to operate our assets.  In addition, EPCO allows us to participate as named insureds in its overall insurance program, of which a portion of the premiums and related costs are allocated to us.  See the table on page 19 for amounts by period.

Likewise, our general and administrative costs include amounts we reimburse to EPCO for administrative services, including the compensation of employees.  In general, our reimbursement to EPCO for administrative services is based either on (i) actual direct costs it incurs on our behalf (e.g., for the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to the ASA (e.g., the allocation of general, legal or accounting salaries based on estimates of time spent on each company’s business and affairs).

Relationship with TEPPCO

We leased an 11-mile pipeline extending from Pasadena, Texas to Baytown, Texas from TEPPCO that was part of our DEP South Texas NGL Pipeline System.  We discontinued this lease during the first quarter of 2008 when we completed the construction of a parallel pipeline.  Lease expense associated with this agreement was $27 thousand for the three months ended March 31, 2008.

Mont Belvieu Caverns provides certain storage services to TEPPCO.  We recorded revenues of $32 thousand from providing these services during the three months ended March 31, 2008.  There were no revenues from this activity during the three months ended March 31, 2007.

Note 13.  Earnings Per Unit

We compute basic and diluted earnings per unit by dividing net income or loss allocated to limited partner interests by the weighted-average number of our common units outstanding during a period.  We have no dilutive securities.

The amount of net income or loss allocated to limited partner interests is net of our general partner’s share of such earnings.  The following table presents the allocation of net income to DEP GP for the periods indicated:

	For the Three	For the Two
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007
Net income	$6,032	$3,923
Multiplied by DEP GP ownership interest	2.0%	2.0%
Net income allocation to DEP GP	$121	$78

The following table presents our calculation of basic and diluted earnings per unit for the period indicated:

	For the Three	For the Two
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007
Net income	$6,032	$3,923
Less net income allocation to DEP GP	121	78
Net income available to limited partners	$5,911	$3,845

Basic and Diluted Earnings per Unit:
Numerator:
Net income available to limited partners	$5,911	$3,845
Denominator:
Common units (in thousands)	20,302	20,302

Earnings per unit	$0.29	$0.19

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

In 1997, Acadian Gas and numerous other energy companies were named as defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value, as well as the volumes, of natural gas produced from federal and Native American lands.  The complaint alleges that the U.S. Government was deprived of royalties as a result of this conspiracy.  The plaintiff in this case seeks royalties that he contends the U.S. government should have received had the heating value and volume been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices.  These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997).  On October 20, 2006, the U.S. District Court dismissed all of Grynberg’s claims with prejudice.  Grynberg has appealed the matter.  We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

We are not aware of any other significant litigation, pending or threatened, that may have a material adverse effect on our financial position, results of operations or cash flows.

Redelivery Commitments

We transport and store natural gas, NGLs and petrochemical products for third parties under various contracts.  These volumes are (i) accrued as product payables on our Consolidated Balance Sheets, (ii) in transit for delivery to our customers or (iii) held at our storage facilities for redelivery to our customers.  We are insured against any physical loss of such volumes due to catastrophic events.  Under the terms of our NGL and petrochemical product storage agreements, we are generally required to redeliver volumes to the owner on demand. At March 31, 2008 and December 31, 2007, NGL and petrochemical products aggregating 12.1 million barrels and 18.1 million barrels, respectively, were due to be redelivered to their owners along with 427 billion British thermal units (“BBtus”) and 711 BBtus, respectively, of natural gas.

Operating Leases

We lease certain property, plant and equipment under non-cancelable and cancelable operating leases.  Our significant lease agreements consist of (i) a lease of an underground storage cavern for the storage of natural gas held-for-sale and (ii) leases of right-of-way for pipeline operations. The current term of the cavern lease expires in December 2012, but may be extended through negotiations with the lessor.  Our significant right-of-way agreements have original terms that range from five to 50 years and include renewal options that could extend the agreements for up to an additional 25 years.   In total, lease expense was $0.4 million, $0.2 million and $62 thousand for the three months ended March 31, 2008, two months ended March 31, 2007 and one month ended January 31, 2007, respectively.

There have been no material changes in our operating lease commitments since December 31, 2007.

Purchase Obligations

Acadian Gas has a product purchase commitment for the purchase of natural gas in Louisiana from the co-venture party in Evangeline.  This purchase agreement expires in January 2013.  Our purchase price under this contract approximates the market price of natural gas at the time we take delivery of the volumes.

We also have short-term payment obligations relating to capital projects we have initiated.  These commitments represent unconditional payment obligations to pay vendors for services to be rendered or products to be delivered in connection with our capital spending program.  At March 31, 2008, we had approximately $12.8 million in outstanding purchase commitments related to capital projects.

Note 15.  Supplemental Cash Flow Information

The net effect of changes in operating assets and liabilities is as follows for the periods indicated:

			Duncan Energy
	Duncan Energy Partners		Partners Predecessor
	For The Three	For the Two	For the One
	Months Ended	Months Ended	Month Ended
	March 31, 2008	March 31, 2007	January 31, 2007
Decrease (increase) in:
Accounts receivable	$(18,174)	$(14,504)	$8,088
Inventories	(980)	2,110	4,169
Prepaid and other current assets	1,854	(275)	13
Other assets	--	14	--
Increase (decrease) in:
Accounts payable	16,999	44,426	65
Accrued product payables	23,973	7,982	(13,080)
Accrued expenses	(22,871)	(5,855)	(7,148)
Accrued interest	(51)	107	--
Other current liabilities	1,522	2,254	(2,841)
Other long-term liabilities	233	--	(20)
Net effect of changes in operating accounts	$2,505	$36,259	$(10,754)

On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures based on activities initiated by the party.  The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins.  We received $0.1 million, $0.2 million and $0.3 million as contributions in aid of our construction costs during the three months ended March 31, 2008, the two months ended March 31, 2007 and the month ended January 31, 2007, respectively.

Accounts payable related to our capital spending projects totaled $37.9 million and $16.3 million at March 31, 2008 and December 31, 2007, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended March 31, 2008 and 2007.

The following information should be read in conjunction with our Unaudited Condensed Consolidated/Combined Financial Statements and accompanying footnotes included under Item 1 of this quarterly report on Form 10-Q and with the information contained within our Annual Report on Form 10-K/A for the year ended December 31, 2007.  This discussion and analysis includes the following:

▪	Cautionary Note Regarding Forward-Looking Statements.

▪	Significant Relationships Referenced in this Discussion and Analysis.

▪	Overview of Business.

▪	Recent Developments – Discusses significant developments during the first quarter of 2008.

▪	Basis of Financial Statement Presentation, including a summary of factors that affect the comparability of our operating results with those of our Predecessor.

▪	Results of Operations – Discusses material quarter-to-quarter variances in our Unaudited Condensed Statements of Consolidated/Combined Operations.

▪	Liquidity and Capital Resources – Addresses available sources of liquidity and capital resources and includes a discussion of our capital spending program.

▪	Overview of Critical Accounting Policies and Estimates.

▪	Other Items – Includes summary information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and similar disclosures.

As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British thermal units
MBPD	= thousand barrels per day
MMBbls	= million barrels
MMBtus	= million British thermal units

    Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Cautionary Note Regarding Forward-Looking Statements

This discussion contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that such expectations reflected in these forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.

Significant Relationships Referenced in this Discussion and Analysis

Duncan Energy Partners L.P. did not own any assets prior to February 5, 2007, which was the date it completed its initial public offering of common units.  The business and operations of Duncan Energy Partners L.P. prior to February 5, 2007 are referred to as “Duncan Energy Partners Predecessor” or the “Predecessor.”  Unless the context requires otherwise, references to “we,” “us,” “our,” “the Partnership” or “Duncan Energy Partners” are intended to mean the business and operations of Duncan Energy Partners L.P. and its consolidated subsidiaries since February 5, 2007.  References to “DEP GP” mean DEP Holdings, LLC, which is our general partner.

Duncan Energy Partners Predecessor was engaged in the same lines of business as the Partnership. The principal business entities included in the historical combined financial statements of Duncan Energy Partners Predecessor were (on a 100% basis): (i) Mont Belvieu Caverns, LLC (“Mont Belvieu Caverns”); (ii) Acadian Gas, LLC (“Acadian Gas”); (iii) Enterprise Lou-Tex Propylene Pipeline L.P. (“Lou-Tex Propylene”), including its general partner; (iv) Sabine Propylene Pipeline L.P. (“Sabine Propylene”), including its general partner; and (v) South Texas NGL Pipelines, LLC (“South Texas NGL”).

References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., which owns Enterprise Products Operating LLC (“EPO”).  Enterprise Products Partners is a publicly traded partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.” EPO, our Parent, owns our general partner and is a significant owner of our common units. References to “EPGP” mean Enterprise Products GP, LLC, the general partner of Enterprise Products Partners.

References to “TEPPCO” mean TEPPCO Partners, L.P., an affiliated publicly traded partnership, the common units of which are listed on the NYSE under the ticker symbol “TPP.”  References to “TEPPCO GP” mean Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and is wholly owned by Enterprise GP Holdings L.P.

References to “EPCO” mean EPCO, Inc., which is a related party affiliate to all of the foregoing named entities.

All of the aforementioned entities are affiliates and under common control of Mr. Dan L. Duncan, the Group Co-Chairman and controlling shareholder of EPCO.

Overview of Business

Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.”  The Partnership is engaged in the business of (i) storing natural gas liquids (“NGLs”) and certain petrochemical products, (ii) transporting NGLs and propylene and (iii) gathering, transporting, storing and marketing natural gas.  We were formed in September 2006 to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO.  We are owned 98% by our limited partners and 2% by DEP GP, our general partner, which is responsible for managing all of our operations and activities.  EPCO provides all of the personnel necessary for operating our assets and performs certain administrative services for us.

On February 5, 2007, we completed our initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds of $290.5 million ($291.9 million as of March 31, 2007).  At the closing of our public offering, we made a special distribution to EPO of $459.6 million as consideration for equity interests contributed to us by EPO.  The distribution amount was funded with $260.6 million of net proceeds from our initial public offering and $198.9 million in borrowings under our revolving credit facility.   In addition to the cash consideration, we issued 5,351,571 of our common units to EPO.

EPO contributed to us a 66% equity interest in each of Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL effective February 1, 2007.  The following is a brief description of these businesses:

▪	Mont Belvieu Caverns owns and operates salt dome caverns and a brine system located in Mont Belvieu, Texas.

▪
Acadian Gas gathers, transports, stores and markets natural gas in Louisiana utilizing over 1,000 miles of high-pressure transmission lines and lateral and gathering lines with an aggregate throughput capacity of one billion cubic feet per day (the “Acadian Gas System”), which includes a 27-mile pipeline owned by an unconsolidated affiliate and a leased natural gas storage cavern with three billion cubic feet of storage capacity.

▪	Lou-Tex Propylene owns a 263-mile pipeline used to transport chemical-grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas.

▪	Sabine Propylene owns a 21-mile pipeline used to transport polymer-grade propylene from Port Arthur, Texas to a pipeline interconnect in Cameron Parish, Louisiana on a transport-or-pay basis.

▪
South Texas NGL owns the 297-mile DEP South Texas NGL Pipeline System, which extends from Corpus Christi, Texas to Pasadena, Texas. This pipeline commenced operations in January 2007 and is used to transport NGLs from EPO’s South Texas fractionation facilities to Mont Belvieu, Texas.

We have an extensive and ongoing relationship with EPO.  We believe this relationship will enhance our ability to maintain stable cash flows and optimize our economies of scale, strategic location and pipeline connections.  The following information summarizes our current transactions and other arrangements with EPO:

▪	We buy natural gas from and sell natural gas to EPO.

▪	We provide EPO with underground storage services for its NGL and petrochemical products at our Mont Belvieu Caverns’ facility.

▪	We provide EPO with NGL transportation services on our DEP South Texas NGL Pipeline System. EPO is our sole customer on this pipeline.

▪	In connection with the equity interests EPO contributed to us at the time of our initial public offering, we and EPO entered into an Omnibus Agreement that governs the following matters:

▪	indemnification for certain environmental liabilities, tax liabilities and right-of-way defects;

▪	reimbursement of certain expenditures incurred by South Texas NGL and Mont Belvieu Caverns;

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

▪
EPO may contribute or sell other equity interests in its subsidiaries or other of its subsidiaries’ assets to us.  However, EPO has no obligation or commitment to make such contributions or sales to us in the future.

Please read Note 12 of the Notes to Unaudited Condensed Consolidated/Combined Financial Statements for additional information regarding related party transactions with EPO and other affiliates.

Recent Developments

On March 6, 2008, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) to periodically issue up to $1.00 billion in debt and equity securities.  Please see “Liquidity and Capital Resources” located under this Item 2 for more information regarding this universal shelf registration.

Basis of Financial Statement Presentation

The Partnership’s operating results are presented separately from those of Duncan Energy Partners Predecessor.  There were a number of contracts and other arrangements that went into effect at the time of the Partnership’s initial public offering that affect the comparability of its results (i.e., post-February 1, 2007 periods) with those of Duncan Energy Partners Predecessor (i.e., pre-February 1, 2007 periods).  These differences and other factors are summarized as follows:

▪
The Partnership’s net income reflects its 66% ownership interest in the subsidiaries that hold its operating assets.  The 34% ownership interest retained by EPO in these operating subsidiaries is recorded as Parent interest and deducted in determining the Partnership’s net income.  The net income of Duncan Energy Partners Predecessor reflects EPO’s previous 100% ownership of these subsidiaries.

▪	The fees Mont Belvieu Caverns charges EPO for underground storage services increased as a result of new agreements executed in connection with our initial public offering;

▪	Storage well measurement gains and losses relating to the Mont Belvieu Caverns’ facility are now retained by EPO;

▪	Mont Belvieu Caverns now makes a special allocation of operational measurement gains and losses to EPO;

▪	The transportation revenues recorded by Lou-Tex Propylene and Sabine Propylene decreased following our initial public offering due to the assignment of certain exchange agreements to us by EPO;

▪
The Partnership did not have any debt obligations prior to February 5, 2007 when it borrowed $200.0 million under its revolving credit facility.   Duncan Energy Partners Predecessor did not have any debt obligations; and

▪
The Partnership incurs additional general and administrative costs as a result of being a publicly traded entity.  These costs include fees associated with annual and quarterly reports to unitholders, tax returns and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, and accounting and legal services.  These costs also include estimated related party amounts payable to EPCO in connection with the administrative services agreement.

     The financial information of Duncan Energy Partners Predecessor has been prepared using EPO’s separate historical accounting records related to the operations owned by Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL.

Results of Operations

We have four reportable business segments: NGL & Petrochemical Storage Services; Onshore Natural Gas Pipelines & Services; Petrochemical Pipeline Services; and NGL Pipelines & Services. Our business segments are generally organized and managed according to the type of services rendered (or technologies employed) and products produced and/or sold.

We evaluate segment performance based on the non-GAAP financial measure of gross operating margin. Gross operating margin (either in total or by individual segment) is an important performance measure of the core profitability of our operations.  This measure forms the basis of our internal financial reporting and is used by senior management in deciding how to allocate capital resources among our business segments.  We believe that investors benefit from having access to the same financial measures that our management uses in evaluating segment results.  The GAAP financial measure most directly comparable to total segment gross operating margin is operating income.  Our non-GAAP financial measure of total segment gross operating margin should not be considered as an alternative to GAAP operating income.

We define total segment gross operating margin as consolidated/combined operating income before (i) depreciation, amortization and accretion expense; (ii) gains and losses on the sale of assets; and (iii) general and administrative expenses.  Gross operating margin by segment is calculated by subtracting segment operating costs and expenses (net of items (i) through (iii) noted in the preceding sentence) from segment revenues, with both segment totals before the elimination of any intersegment and intrasegment transactions. Gross operating margin is exclusive of other income and expense transactions, provision for income taxes, Parent interest in income of subsidiaries, extraordinary charges and the cumulative effect of changes in accounting principles.   In accordance with GAAP, intercompany accounts and transactions are eliminated in consolidation.

Acadian Gas, through a wholly owned subsidiary, owns a collective 49.51% equity interest in Evangeline, which consists of a 45% direct ownership interest in Evangeline Gas Pipeline Company, L.P. (“EGP”) and a 45.05% direct interest in Evangeline Gas Corp. (“EGC”).  EGC owns a 10% direct interest in EGP.  Third parties own the remaining equity interests in EGP and EGC. We include equity earnings from Evangeline in our measurement of segment gross operating margin and operating income.  Our equity investment in Evangeline is a vital component of our business strategy and important to the operations of Acadian Gas.  This method of operation enables us to achieve favorable economies of scale relative to the level of investment and business risk assumed versus what we could accomplish on a stand-alone basis.  Evangeline performs complementary roles to the other business operations of Acadian Gas. As circumstances dictate, we may increase our ownership interest in Evangeline or make other equity method investments.

For additional information regarding our business segments, see Note 11 of the Notes to Unaudited Condensed Consolidated/Combined Financial Statements included under Item 1 of this quarterly report.

  Selected Volumetric Data

The following table presents selected average pipeline throughput volumes for the periods indicated:

			Duncan Energy
	Duncan Energy Partners		Partners Predecessor
	For the Three	For the Two	For the One
	Months Ended	Months Ended	Month Ended
	March 31, 2008	March 31, 2007	January 31, 2007
Onshore Natural Gas Pipelines & Services, net:
Natural gas throughput volumes (BBtus/d)
Acadian Gas System transportation volumes	410	362	420
Acadian Gas System sales volumes	300	256	281
Total natural gas throughput volumes	710	618	701
Petrochemical Pipeline Services:
Propylene throughput volumes (MBPD)
Lou-Tex Propylene Pipeline	30	22	24
Sabine Propylene Pipeline	10	12	13
Total propylene throughput volumes	40	34	37
NGL Pipelines & Services:
Dedicated NGL volumes (MBPD)
DEP South Texas NGL Pipeline System	72	70	67

Comparison of Results of Operations

The following table summarizes the key components of our results of operations for the periods indicated (dollars in thousands):

			Duncan Energy
	Duncan Energy Partners		Partners Predecessor
	For the Three	For the Two	For the One
	Months Ended	Months Ended	Month Ended
	March 31, 2008	March 31, 2007	January 31, 2007
Revenues	$261,789	$133,874	$66,674
Operating costs and expenses	245,494	124,431	61,187
General and administrative costs	2,125	357	477
Operating income	14,328	9,132	5,035
Parent interest in income of subsidiaries (1)	5,616	4,049	--
Net income	6,032	3,923	5,035

(1) In connection with our initial public offering, EPO contributed to us 66% of the equity interests in Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL. EPO retained the remaining 34% equity interest in each of these entities. We account for EPO’s share of our subsidiaries’ net assets and earnings as “Parent interest in subsidiaries” and “Parent  interest in income of subsidiaries,” respectively, in a manner similar to minority interest.

    The following table presents our gross operating margin by business segment and in total for the periods indicated (dollars in thousands):

			Duncan Energy
	Duncan Energy Partners		Partners Predecessor
	For the Three	For the Two	For the One
	Months Ended	Months Ended	Month Ended
	March 31, 2008	March 31, 2007	January 31, 2007
Gross operating margin by segment:
NGL & Petrochemical Storage Services	$10,167	$6,680	$1,770
Onshore Natural Gas Pipelines & Services	6,186	1,877	1,605
Petrochemical Pipeline Services	2,913	2,216	2,700
NGL Pipelines & Services	4,942	3,229	1,646
Total segment gross operating margin	$24,208	$14,002	$7,721

See “Other Items – Non-GAAP reconciliations” included within this Item 2 for a reconciliation of our non-GAAP gross operating margin to GAAP operating income and further to GAAP net income.

The following table summarizes the contribution to revenues from each business segment during the periods indicated (dollars in thousands):

			Duncan Energy
	Duncan Energy Partners		Partners Predecessor
	For the Three	For the Two	For the One
	Months Ended	Months Ended	Month Ended
	March 31, 2008	March 31, 2007	January 31, 2007
NGL & Petrochemical Storage Services	$20,168	$11,439	$5,164
Onshore Natural Gas Pipelines & Services	231,964	116,295	56,769
Petrochemical Pipeline Services	3,826	2,675	2,990
NGL Pipelines & Services	5,831	3,465	1,751
Total revenues	$261,789	$133,874	$66,674

Comparison of Three Months Ended March 31, 2008 with Three Months Ended March 31, 2007

Amounts referenced in this discussion pertaining to the first quarter of 2008 reflect the consolidated results of the Partnership.  Amounts referenced in this discussion pertaining to the first quarter of 2007 reflect the combined results of Duncan Energy Partners Predecessor for January 2007 and the consolidated results of the Partnership for February and March 2007.  We believe that this method of presentation is useful in analyzing and comparing our operating trends.  Please read “Basis of Financial Statement Presentation” included within this Item 2 for a summary of factors that affect the comparability of the Partnership’s operating results with those of Duncan Energy Partners Predecessor.

Revenues for the first quarter of 2008 were $261.8 million compared to $200.5 million for the first quarter of 2007.  Revenues from our NGL and petrochemical storage business increased $3.6 million quarter-to-quarter. Storage revenues for the first quarter of 2008 increased $1.8 million over the first quarter of 2007 as a result of contracts executed in connection with our initial public offering that increased certain storage fees charged EPO to market-based rates.  Historically, such intercompany charges were below market.  Other increases in storage fees and higher excess throughput volumes in the first quarter of 2008 were the primarily reasons for the remaining $1.8 million in higher quarter-to-quarter revenues.

Revenues from the sale of natural gas increased $58.9 million quarter-to-quarter primarily due to higher natural gas sales prices and volumes.  Natural gas prices for the first quarter of 2008 averaged $8.03 per MMBtu compared to $6.77 per MMBtu during the first quarter of 2007.  Overall, natural gas sales volumes averaged 300 BBtus/d during the first quarter of 2008 compared to 265 BBtus/d during the first quarter of 2007.

Revenues from propylene transportation decreased $1.8 million quarter-to-quarter primarily due to lower transportation fees resulting from the assignment of certain exchange agreements to us at the time of our initial public offering. Historically, EPO was the shipper of record on our Lou-Tex Propylene and Sabine Propylene Pipelines, and we charged EPO the maximum tariff rate for using these assets.  EPO then contracted with third parties to ship volumes on these pipelines under product exchange agreements.  In general, the revenues recognized by EPO in connection with these exchange agreements were lower than the maximum tariff rate it paid us.  In connection with our initial public offering, EPO assigned the third party product exchange agreements to us.  Accordingly, the transportation fees we receive from third parties for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPO prior to February 2007.  Although EPO has assigned these agreements to us, it remains jointly and severally liable to the Partnership for performance of the agreements.

Revenues from the DEP South Texas NGL Pipeline System increased $0.6 million quarter-to-quarter primarily due to higher fractionation volumes at EPO’s Shoup and Armstrong NGL fractionators.  EPO pays us a dedication fee of no less than $0.02 per gallon for all NGLs produced at the Shoup and Armstrong plants whether or not EPO ships any NGLs on the DEP South Texas NGL Pipeline System.  Revenues from this dedication fee represent substantially all of the revenues for this pipeline.

Operating costs and expenses were $245.5 million for the first quarter of 2008 compared to $185.6 million for the first quarter of 2007.  The $59.9 million quarter-to-quarter increase in operating costs and expenses is primarily due to an increase in the cost of sales associated with our natural gas marketing activities.  The cost of sales of our natural gas marketing activities increased $56.2 million quarter-to-quarter primarily due to higher natural gas prices and sales volumes.

Changes in our revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices.  In general, higher natural gas prices result in an increase in our revenues attributable to the sale of natural gas; however, these same commodity prices also increase the associated cost of sales as purchase prices rise.  To a lesser extent, changes in our revenues and costs and expenses are attributable to demand for NGL and petrochemical storage services.  Demand for storage services affects the reservation, excess storage and throughput fee revenues earned by our NGL and petrochemical storage business.  In turn, demand for our storage services is driven by factors such as demand for petrochemical feedstocks by the petrochemical industry and the quantity of NGLs extracted from natural gas streams at regional gas processing facilities.

General and administrative expenses increased $1.3 million quarter-to-quarter primarily due to a $0.7 million increase in employee compensation costs and a $0.5 million increase in accounting and tax services.  Equity earnings from Evangeline were $0.2 million for the first quarter of 2008 compared to $0.1 million for the first quarter of 2007.

Operating income for the first quarter of 2008 was $14.3 million compared to $14.2 million for the first quarter of 2007.  Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to the $0.1 million increase in operating income quarter-to-quarter.

Interest expense increased $1.6 million quarter-to-quarter due to borrowings under the Partnership’s revolving credit facility.

In connection with contribution transactions at the time of our initial public offering, EPO retained a 34% ownership interest in our operating subsidiaries:  Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL.  We present EPO’s share of the earnings of our subsidiaries as “Parent interest in income of subsidiaries.”  EPO was allocated $5.6 million and $4.0 million of the earnings of our subsidiaries during the three months ended March 31, 2008 and two months ended March 31, 2007.  See Note 10 of the Notes to Unaudited Condensed Consolidated/Combined Financial Statements for additional information regarding the Parent interest amounts.

As a result of the items noted in the previous paragraphs, net income decreased $3.0 million quarter-to-quarter to $6.0 million for the first quarter of 2008 compared to $9.0 million for the first quarter

of 2007.   The first quarter of 2007 includes $5.0 million for January 2007, which reflects contracts and other arrangements that changed following our initial public offering.   If the results for January 2007 are excluded and net income for the two months ended March 31, 2007 are extrapolated to represent a full quarter, the comparison of net income amounts is much closer:  $6.0 million for the first quarter of 2008 compared to $5.9 million for the first quarter of 2007.

The following information highlights significant quarter-to-quarter variances in gross operating margin by business segment.

NGL & Petrochemical Storage Services.  Gross operating margin from this business segment was $10.2 million for the first quarter of 2008 compared to $8.5 million for the first quarter of 2007.  Revenues increased $3.6 million quarter-to-quarter primarily due to higher storage fees.  Operating costs and expenses increased $1.9 million quarter-to-quarter primarily due to higher employee and power costs during the first quarter of 2008 relative to the first quarter of 2007.

Onshore Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $6.2 million for the first quarter of 2008 compared to $3.5 million for the first quarter of 2007.  Natural gas throughput volumes, which include both transportation and sales volumes, increased to 710 BBtu/d during the first quarter of 2008 from 647 BBtu/d during the first quarter of 2007.  The $2.7 million quarter-to-quarter increase in segment gross operating margin is primarily due to improved natural gas sales margins and higher sales volumes in the first quarter of 2008 relative to the first quarter of 2007.  Equity earnings from our investment in Evangeline increased $0.1 million quarter-to-quarter.

Petrochemical Pipeline Services.  Gross operating margin from this business segment was $2.9 million for the first quarter of 2008 compared to $4.9 million for the first quarter of 2007.  Petrochemical transportation volumes increased to 40 MBPD during the first quarter of 2008 from 36 MBPD during the first quarter of 2007.  Transportation revenues decreased $1.8 million quarter-to-quarter as a result of EPO assigning its third party product exchange agreements to us in connection with our initial public offering.  Accordingly, the transportation fees we currently receive for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPO prior to February 2007.

Segment operating costs and expenses increased $0.2 million quarter-to-quarter.  Operating costs and expenses increased $0.3 million quarter-to-quarter primarily due to higher employee costs.  Expenses for pipeline integrity decreased $0.1 million quarter-to-quarter.

NGL Pipelines & Services.  Gross operating margin from this business segment was $4.9 million for both the first quarter of 2008 and the first quarter of 2007.  Revenues from this business segment increased $0.6 million quarter-to-quarter primarily due to an increase in NGL fractionation volumes at EPO’s Shoup and Armstrong NGL fractionators.  These fractionators produced 72 MBPD of NGL volumes, all of which were dedicated to our DEP South Texas NGL Pipeline, during the first quarter of 2008 compared to 69 MBPD during the first quarter of 2007.  Operating expenses increased $0.6 million quarter-to-quarter primarily due to higher ad valorem tax and insurance expenses during the first quarter of 2008 relative to the first quarter of 2007.

Liquidity and Capital Resources

At March 31, 2008, we had $14.1 million of unrestricted cash on hand and approximately $110.9 million of credit available under our $300.0 million revolving credit facility.  We had $188.0 million in principal and a $1.1 million of letter of credit outstanding under this credit facility at March 31, 2008. Our revolving credit facility requires us to maintain certain financial and other customary covenants.  We were in compliance with the covenants of our credit facility at March 31, 2008 and December 31, 2007.  It is our belief that we will continue to have adequate liquidity to fund future recurring operating and investing activities.

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business combinations and distributions to our partners.  We expect to fund our short-term needs for such items as operating expenses and sustaining capital expenditures with operating cash flows and borrowings under our revolving credit facility.  Capital expenditures for long-term needs resulting from internal growth projects and business combinations are expected to be funded by a variety of sources (either separately or in combination) including operating cash flows, borrowings under credit facilities, cash contributions from our Parent, the issuance of additional equity and debt securities and proceeds from divestitures of ownership interests in assets to affiliates or third parties.  We expect to fund cash distributions to partners primarily with operating cash flows.  Our debt service requirements are expected to be funded by operating cash flows and/or financing arrangements.

Registration Statements

We may issue equity or debt securities to assist us in meeting our liquidity and capital spending requirements.  On March 6, 2008, we filed a universal shelf registration statement with the SEC to periodically issue up to $1.00 billion in debt and equity securities.  We expect to use any proceeds from such offerings for general partnership purposes, including debt repayments, working capital, capital expenditures and business combinations.  We have not issued any securities under this registration statement as of May 12, 2008.

Cash Flows from Operating, Investing and Financing Activities

This discussion of our cash flows addresses the three-month period ended March 31, 2008.  Due to the factors affecting comparability of our financial statements with those of Duncan Energy Partners Predecessor (see “Basis of Financial Statement Presentation” within this Item 2), we do not believe that a discussion of cash flow variances between three months ended March 31, 2008 and 2007 is meaningful or relevant to investors.   The following table summarizes our total operating, investing and financing cash flows for the three months ended March 31, 2008 (dollars in millions).

Net cash provided by operating activities	$21.8
Cash used in investing activities	42.2
Cash provided by financing activities	32.2

See our Unaudited Statements of Consolidated/Combined Cash Flows for information regarding the components of the cash flow totals presented above.

We determine net cash provided by operating activities using the indirect method, which adjusts net income for items that did not affect cash.  Under GAAP, we use the accrual basis of accounting to determine net income.  This basis requires that we record revenues when earned and expenses when incurred.  Earned revenues may include credit sales that have not been collected in cash and expenses incurred that may not have been paid in cash.   The extent to which changes in operating accounts influence net cash provided by operating activities generally depends on the following:

▪
The timing of cash receipts from revenue transactions and cash payments for expense transactions near the end of each reporting period.   For example, if significant cash receipts are posted on the last day of the current reporting period, but subsequent payments on expense invoices are made on the first day of the next reporting period, cash provided by operating activities will reflect an increase in the current reporting period that will be reduced as payments are made in the next period.  We employ prudent cash management practices and monitor our daily cash requirements to meet our ongoing liquidity needs.

▪
If commodity or other prices increase between reporting periods, changes in accounts receivable and accounts payable and accrued expenses may appear larger than in previous periods; however, overall levels of receivables and payables may still reflect normal ranges.  From a receivables standpoint, we monitor the amount of credit extended to customers.

▪
Additions to inventory for forward sales transactions or other reasons or increased expenditures for prepaid items would be reflected as a use of cash and reduce overall cash provided by operating activities in a given reporting period.  As these assets are charged to expense in subsequent periods, the expense amount is reflected as a positive change in operating accounts; however, there is no impact on operating cash flows.

In addition to the adjustments noted above, noncash charges in the income statement are added back to net income and noncash credits are deducted to compute net cash provided by operating activities.   Examples of noncash charges include depreciation and amortization.

Operating activities.  Net cash provided by operating activities was $21.8 million for the three months ended March 31, 2008.  This amount represents 100% of the cash flow generated by our operations, inclusive of Parent interest in the cash flows of our operating subsidiaries.  Actual distributions to our Parent of subsidiary cash flows are presented as a component of financing cash flows.  Operating cash flows for the first quarter of 2008 are primarily a reflection of our net income adjusted for non-cash amounts such as depreciation, amortization and Parent interest.  Changes in operating accounts primarily reflect the timing of cash receipts and disbursements, use of prepaid and other current assets in the current period, and other adjustments for accrued expenditures.  For information regarding our net income for the first quarter of 2008, please see “Results of Operations” included within this Item 2.

Net cash flows provided by operating activities are largely dependent on earnings from our business activities.  As a result, these cash flows are exposed to certain risks.  We operate predominantly in the midstream energy industry.  We provide services for producers and consumers of natural gas and NGLs.  The products that we store, sell or transport are principally used as fuel for residential, agricultural and commercial heating; as feedstocks in petrochemical manufacturing, and in the production of motor gasoline.  Reduced demand for our services or products by industrial customers, whether because of general economic conditions, reduced demand for the end products made with our products, or increased competition from other service providers or producers due to pricing differences or other reasons could have a negative impact on our earnings and thus the availability of net cash provided by operating activities.

Investing activities.  Cash used in investing activities was $42.2 million for the three months ended March 31, 2008.  This amount represents 100% of the cash used in investing activities by our subsidiaries, inclusive of capital spending funded entirely by EPO under the Omnibus Agreement and Mont Belvieu Caverns’ LLC Agreement.  EPO’s contributions to our subsidiaries to fund these projects are presented as components of financing cash flows.

Our capital spending for property, plant and equipment was $41.9 million during the first quarter of 2008.  This amount includes $26.9 million for the Mont Belvieu storage well optimization projects, $10.5 million for the DEP South Texas NGL Pipeline System and $2.8 million in sustaining capital expenditures.  Based on information currently available, we estimate our capital spending for the remainder of 2008 will approximate $40.7 million, which includes $28.0 million for certain projects that are expected to be funded 100% by EPO.

Our forecast of consolidated capital expenditures is based on our strategic operating plans, which are dependent upon our ability to generate the required funds from either operating cash flows or from other means, including borrowings under our debt agreement or cash contributions from our Parent.  Our forecast of capital expenditures may change due to factors beyond our control, such as weather, changes in supplier prices or adverse economic conditions.  Furthermore, our forecast may change as a result of decisions made by management at a later date.  We believe our access to capital resources is sufficient to meet the demands of our capital spending program, and although we currently intend to make the forecasted expenditures discussed above, we may adjust the timing and amounts of projected expenditures in response to unexpected changes.

Financing activities.  Cash provided by financing activities was $32.2 million for the three months ended March 31, 2008. This net cash inflow was generally due to contributions made by the Parent in connection with the Omnibus Agreement and Mont Belvieu Caverns’ LLC Agreement as described below.

In certain cases, EPO is responsible for funding 100% of project costs rather than sharing such costs with the Partnership in accordance with the existing sharing ratio of 66% funded by the Partnership and 34% funded by EPO. Under the Omnibus Agreement, EPO agreed to make additional contributions to us as reimbursement for our 66% share of any excess project costs above (i) the $28.6 million of estimated project costs to complete the Phase II expansions of the DEP South Texas NGL Pipeline System and (ii) $14.1 million of estimated project costs for additional Mont Belvieu brine production capacity and above-ground storage reservoir projects.  These projects were in progress at the time of our initial public offering. EPO made cash contributions to our subsidiaries in connection with the Omnibus Agreement of $9.3 million during the three months ended March 31, 2008.

The Mont Belvieu Caverns’ LLC Agreement states that when the Partnership elects to not participate in certain projects, then EPO is responsible for funding 100% of such projects.  To the extent such non-participated projects generate identifiable incremental earnings for Mont Belvieu Caverns in the future, the earnings and cash flows of Mont Belvieu Caverns will be adjusted to allocate such incremental amounts to EPO by special allocation or otherwise. Under the terms of the agreement, the Partnership may elect to reacquire for consideration a 66% share of these projects at a later date.  EPO made cash contributions to Mont Belvieu Caverns in connection with this agreement of $36.2 million during the three months ended March 31, 2008.  These funds were subsequently distributed to the Partnership as a reimbursement for its funding of the projects that it elected to not participate in.  We expect additional contributions from EPO under the Omnibus Agreement and Mont Belvieu Caverns’ LLC Agreement during the remainder of 2008.

In addition to the special contributions noted above, EPO made routine proportionate contributions to our subsidiaries (based on EPO’s 34% ownership interests) of $16.7 million during the first quarter of 2008.   These contributions were generally used to fund EPO’s share of our subsidiaries’ other capital spending requirements.  Conversely, our subsidiaries paid aggregate distributions of $9.5 million to EPO during the first quarter of 2008 based on EPO’s sharing ratio of 34% in each subsidiary’s operating cash flows.

The Partnership made net repayments of principal of $12.0 million under its revolving credit agreement during the first quarter of 2008.  The reduction in principal was due in part to the reimbursement of project costs by EPO under the Mont Belvieu Caverns’ LLC Agreement.

The Partnership paid an $8.5 million distribution to its partners during the first quarter of 2008.  The distribution of $0.41 per common unit was paid on February 7, 2008 to unitholders of record as of the close of business on January 31, 2008.

Overview of Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our financial statements is included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.  Certain of these accounting policies require the use of estimates.  As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: depreciation methods and estimated useful lives of property, plant and equipment; measuring recoverability of long-lived assets and equity method investments; amortization methods and estimated useful lives of qualifying intangible assets; revenue recognition policies and use of estimates for revenues and expenses; and natural gas imbalances. These estimates are based on our current knowledge and understanding and may change as a result of actions we take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.

Other Items

Contractual Obligations

With the exception of a reduction in principal borrowed under our revolving credit facility, there have been no significant changes in our contractual obligations since those reported in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

There have been no significant changes with regards to our off-balance sheet arrangements since those reported in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Summary of Related Party Transactions

The following table summarizes our significant revenue and expense transactions with related parties during the periods indicated (dollars in thousands):

			Duncan
			Energy
			Partners
	Duncan Energy Partners		Predecessor
	For the Three	For the Two	For the One
	Months Ended	Months Ended	Month Ended
	March 31, 2008	March 31, 2007	January 31, 2007
Related party revenues:
Revenues from EPO:
Sale of natural gas	$14,768	$1,897	$2,327
NGL and petrochemical storage services	8,206	4,768	1,534
NGL transportation services	5,831	3,465	1,751
Petrochemical pipeline services	--	--	2,990
Revenues from TEPPCO	32	--	--
Total	28,837	10,130	8,602
Revenues from unconsolidated affiliates:
From sale of natural gas to Evangeline	53,124	32,250	15,415
Total	$81,961	$42,380	$24,017

Related party operating costs and expenses:
Expenses with EPO:
From purchase of natural gas	$1,575	$1,182	$654
Other	657	558	--
Expenses with EPCO:
From administrative services agreement	5,761	2,613	2,487
Expenses with TEPPCO:
From pipeline lease	27	--	--
Other	3	--	8
Total	$8,023	$4,353	$3,149

Related party general and administrative costs:
Expenses with EPCO:
From administrative services agreement	$1,404	$11	$--
Other	--	213	455
Total	$1,404	$224	$455

For additional information regarding our related party transactions, see Note 12 of the Notes to Unaudited Condensed Consolidated/Combined Financial Statements included under Item 1 of this quarterly report.

We have an extensive and ongoing relationship with EPCO and its affiliates.  Our relationship with EPO includes various storage contracts, transportation agreements and partnership interests held by EPO in us.  EPO also funds 100% of certain capital projects in connection with the Omnibus Agreement and Mont Belvieu Caverns’ LLC Agreement.  EPCO provides all of the personnel necessary for operating our assets and performs certain administrative services for us.

Non-GAAP reconciliations

The following table reconciles our measurement of total non-GAAP gross operating margin to GAAP operating income and further to GAAP net income for the periods indicated (dollars in thousands):

			Duncan Energy
	Duncan Energy Partners		Partners Predecessor
	For the Three	For the Two	For the One
	Months Ended	Months Ended	Month Ended
	March 31, 2008	March 31, 2007	January 31, 2007
Total segment gross operating margin	$24,208	$14,002	$7,721
Adjustments to reconcile total non-GAAP segment gross
operating margin to operating income:
Depreciation, amortization and accretion in operating
costs and expenses	(7,755)	(4,515)	(2,209)
Gain on sale of assets in operating costs and expenses	--	2	--
General and administrative costs	(2,125)	(357)	(477)
Operating income	14,328	9,132	5,035
Other expense, net	(2,668)	(987)	--
Provision for income taxes	(12)	(173)	--
Parent interest in income of subsidiaries	(5,616)	(4,049)	--
Net income	$6,032	$3,923	$5,035

Recent Accounting Pronouncements

For a discussion of recently issued accounting guidance that may impact our financial statements in the future, see Note 2 of the Notes to Unaudited Condensed Consolidated/Combined Financial Statements included under Item 1 of this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to financial market risks, including changes in commodity prices and interest rates.  We may use financial instruments (i.e. futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions.

Certain provisions of Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” related to financial assets and liabilities, including financial instruments, became effective for us on January 1, 2008.  See Note 3 of the Notes to Unaudited Condensed Consolidated/Combined Financial Statements included under Item 1 of this quarterly report for information regarding new fair value-related disclosures required in connection with SFAS 157.

Interest Rate Risk Hedging Program

In September 2007, we executed three floating-to-fixed interest rate swaps having a combined notional value of $175 million.  The purpose of these financial instruments, which are accounted for as cash flow hedges, is to reduce the sensitivity of our earnings to variable interest rates charged under our revolving credit facility.  At December 31, 2007, the aggregate fair value of these swaps was a liability of $3.8 million.

At March 31, 2008, the aggregate fair value of the swaps was a liability of $9.0 million, with the offset recorded in partners’ equity as accumulated other comprehensive loss.  We expect to reclassify $0.9 million of this loss to earnings (as an increase in interest expense) during the second quarter of 2008.  The remainder of the estimated loss would be similarly reclassified to earnings if the forward interest rate assumptions underlying the estimated loss materialized.  With respect to the third and fourth quarters of 2008 and the first quarter of 2009, the reclassification amount would be $3.0 million in the aggregate.

If forward interest rates were to increase by 10%, the fair value of these instruments would change to an $8.1 million liability.  Conversely, if forward interest rates were to decrease by 10%, the fair value would change to a $10.0 million liability.

Commodity Risk Hedging Program

In addition to natural gas transportation, Acadian Gas engages in the purchase and sale of natural gas.  The price of natural gas fluctuates in response to changes in supply, market uncertainty, and a variety of additional factors that are beyond our control.  We may use commodity financial instruments such as futures, swaps and forward contracts to mitigate our risk exposure.  In general, the types of risks we attempt to hedge are those related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices.  The commodity financial instruments we utilize may be settled in cash or with another financial instrument.

Acadian Gas enters into cash flow hedges in connection with its natural gas sales.  In addition, Acadian Gas enters into mark-to-market financial instruments that effectively fix the price of natural gas for certain of its customers.

The fair value of the Acadian Gas commodity financial instrument portfolio was negligible at March 31, 2008 and December 31, 2007.  We recorded losses of $0.1 million, $4 thousand and $0.4 million for the three months ended March 31, 2008, the two months ended March 31, 2007 and the one month ended January 31, 2007, respectively.

We assess the risk of our commodity financial instrument portfolio using a sensitivity analysis model.  The sensitivity analysis applied to this portfolio measures the potential income or loss (i.e., the change in fair value of the portfolio) based upon a hypothetical 10% increase or decrease in the underlying quoted market prices of the commodity financial instruments outstanding.  A 10% increase or decrease in commodity prices would have a nominal impact on the fair value of this portfolio.

Item 4.  Controls and Procedures.

Our management, with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”) of DEP GP, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Based on their evaluation, the CEO and CFO of our general partner have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) are effective at a reasonable assurance level.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The certifications of our general partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 to this quarterly report on Form 10-Q.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

See Part I, Item 1, Financial Statements, Note 14, “Commitments and Contingencies – Litigation,” of the Notes to Unaudited Condensed Consolidated/Combined Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Item 1A.  Risk Factors.

In general, there have been no significant changes in our risk factors since December 31, 2007.  For a detailed discussion of our risk factors, please read, Item 1A “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any of our common units during the three months ended March 31, 2008.

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

10.1***	Amended and Restated Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 filed by Enterprise Products Partners L.P. on May 6, 2008).
10.2***	Form of Option Grant Award under Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Form S-8 filed by Enterprise Products Partners L.P. on May 6, 2008).
10.3***
Form of Restricted Unit Grant Award under Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 filed by Enterprise Products Partners L.P. on May 6, 2008).

10.4***
Form of Option Grant Award under Enterprise Products 1998 Long-Term Incentive Plan for awards issued after May 7, 2008 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Enterprise Products Partners L.P. on May 12, 2008).

10.5***
Amendment to Form of Option Grant Award under Enterprise Products 1998 Long-Term Incentive Plan for awards issued after April 10, 2007 but before May 7, 2008 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Enterprise Products Partners L.P. on May 12, 2008).

10.6***
Enterprise Unit L.P. Agreement of Limited Partnership dated February 20, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Enterprise Products Partners L.P. on February 26, 2008).

31.1#	Sarbanes-Oxley Section 302 certification of Richard H. Bachmann for Duncan Energy Partners L.P. for the March 31, 2008 quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. March 31, 2008 quarterly report on Form 10-Q.
32.1#	Section 1350 certification of Richard H. Bachmann for the March 31, 2008 quarterly report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for the March 31, 2008 quarterly report on Form 10-Q.

*
With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323; Enterprise GP Holdings L.P., 1-32610; and Duncan Energy Partners L.P., 1-33266.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on May 12, 2008.

DUNCAN ENERGY PARTNERS L.P.
(A Delaware Limited Partnership)

By:	DEP Holdings, LLC,
as General Partner

By:	/s/ Michael J. Knesek
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller
and Principal Accounting Officer
of the General Partner