Form 10-Q
period 2008-06-30
Duncan Energy Partners L.P.
filed 2008-08-11
CIK 1379378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐    No ☑

There were 20,301,571 common units of Duncan Energy Partners L.P. outstanding at August 1, 2008.  These common units trade on the New York Stock Exchange under the ticker symbol “DEP.”

DUNCAN ENERGY PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(See Note 1 for Basis of Financial Statement Presentation)
(Dollars in thousands)

	June 30,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$13,350	$2,199
Accounts receivable – trade, net of allowance for doubtful accounts
of $37 at June 30, 2008 and $47 at December 31, 2007	132,933	77,912
Accounts receivable – related parties	7,064	3,007
Inventories	11,863	8,510
Prepaid and other current assets	2,125	2,772
Total current assets	167,335	94,400
Property, plant and equipment, net	954,419	877,510
Investments in and advances to Evangeline	4,177	3,490
Intangible assets, net of accumulated amortization of $1,509 at
June 30, 2008 and $1,393 at December 31, 2007	6,618	6,733
Other assets	238	273
Total assets	$1,132,787	$982,406

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable – trade	$6,649	$17,367
Accounts payable – related parties	4,785	21,712
Accrued product payables	124,618	57,474
Accrued costs and expenses	--	1,204
Accrued interest	122	186
Other current liabilities	11,796	7,537
Total current liabilities	147,970	105,480
Long-term debt (see Note 8)	208,000	200,000
Other long-term liabilities	2,783	3,937
Parent interest in subsidiaries (see Note 10)	461,785	356,214
Commitments and contingencies
Partners’ equity:
Limited partners (20,301,571 common units outstanding at
June 30, 2008 and December 31, 2007)	315,640	319,769
General partner	514	599
Accumulated other comprehensive loss	(3,905)	(3,593)
Total partners’ equity	312,249	316,775
Total liabilities and partners’ equity	$1,132,787	$982,406

See Notes to Financial Statements

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED/COMBINED OPERATIONS
AND COMPREHENSIVE INCOME
(See Note 1 for Basis of Financial Statement Presentation)
(Dollars in thousands, except per unit amounts)

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Six	For the Five	For the One
	Months Ended June 30,		Months Ended June 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Revenues:
Third parties	$220,973	$153,566	$400,801	$245,060	$42,657
Related parties (see Note 12)	139,412	83,330	221,373	125,710	24,017
Total revenues (see Note 11)	360,385	236,896	622,174	370,770	66,674
Costs and expenses:
Operating costs and expenses:
Third parties	301,776	209,851	538,215	331,256	58,038
Related parties (see Note 12)	48,680	12,860	57,735	15,886	3,149
Total operating costs and expenses	350,456	222,711	595,950	347,142	61,187
General and administrative costs:
Third parties	519	480	1,240	613	22
Related parties (see Note 12)	1,075	546	2,479	770	455
Total general and administrative costs	1,594	1,026	3,719	1,383	477
Total costs and expenses	352,050	223,737	599,669	348,525	61,664
Equity in income of Evangeline	228	114	386	160	25
Operating income	8,563	13,273	22,891	22,405	5,035
Other income (expense):
Interest expense	(2,700)	(2,410)	(5,468)	(3,541)	--
Interest income	158	229	258	373	--
Total other expense	(2,542)	(2,181)	(5,210)	(3,168)	--
Income before provision for income taxes and
Parent interest in income of subsidiaries	6,021	11,092	17,681	19,237	5,035
Provision for income taxes	(16)	59	(28)	(114)	--
Income before Parent interest in income of subsidiaries	6,005	11,151	17,653	19,123	5,035
Parent interest in income of subsidiaries (see Note 10)	599	(6,603)	(5,017)	(10,652)	--
Net income	6,604	4,548	12,636	8,471	5,035
Change in fair value of cash flow hedges	4,977	(214)	(312)	(247)	--
Comprehensive income	$11,581	$4,334	$12,324	$8,224	$5,035

Net income allocation: (see Note 13)
Limited partners’ interest in net income	$6,472	$4,457	$12,383	$8,302
General partner interest in net income	$132	$91	$253	$169

Earnings per unit: (see Note 13)
Basic and diluted income per unit	$0.32	$0.22	$0.61	$0.41

See Notes to Financial Statements

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED/COMBINED CASH FLOWS
(See Note 1 for Basis of Financial Statement Presentation)
(Dollars in thousands)

			Duncan Energy
	Duncan Energy Partners		Partners Predecessor
	For the Six	For the Five	For the One
	Months Ended June 30,		Month Ended
	2008	2007	January 31, 2007
Operating activities:
Net income	$12,636	$8,471	$5,035
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, amortization and accretion
in operating costs and expenses	16,645	11,718	2,209
Depreciation and amortization in general
and administrative costs	138	60	--
Amortization in interest expense	65	53	--
Equity in income of Evangeline	(386)	(160)	(25)
Parent interest in income of subsidiaries	5,017	10,652	--
Gain on sale of assets	(338)	(2)	--
Deferred income tax expense	(18)	62	--
Changes in fair market value of financial instruments	9	(1)	--
Net effect of changes in operating accounts (see Note 15)	(22,845)	34,042	(10,754)
Net cash provided by (used in) operating activities	10,923	64,895	(3,535)
Investing activities:
Capital expenditures	(101,954)	(82,914)	(5,348)
Contributions in aid of construction costs	1,838	288	349
Proceeds from sale of assets	345	2	--
Advances to Evangeline	(301)	(64)	--
Cash used in investing activities	(100,072)	(82,688)	(4,999)
Financing activities:
Repayments of debt	(61,000)	(56,000)	--
Borrowings under debt agreements	69,000	246,000	--
Debt issuance costs	--	(510)	--
Net proceeds from initial public offering	--	291,044	--
Distributions to our unitholders and general partner	(16,987)	(5,055)	--
Distributions to Parent at time of initial public offering	--	(459,551)	--
Distributions to Parent of subsidiary operating cash flows	(17,983)	(13,792)	--
Contributions from Parent to subsidiaries	22,563	21,650	--
Contributions from Parent in connection with
Omnibus Agreement (see Note 12)	36,656	--	--
Contributions from Parent in connection with
Mont Belvieu Caverns’ LLC Agreement (see Note 12)	68,051	--	--
Net cash contributions from owners – predecessor (see Note 2)	--	--	8,534
Cash provided by financing activities	100,300	23,786	8,534
Net change in cash and cash equivalents	11,151	5,993	--
Cash and cash equivalents, beginning of period	2,199	3	--
Cash and cash equivalents, end of period (see Note 2)	$13,350	$5,996	$--

See Notes to Financial Statements

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENT OF CONSOLIDATED PARTNERS’ EQUITY
(See Note 1 for Basis of Financial Statement Presentation and Note 9 for Unit History)
(Dollars in thousands)

			Accumulated
			Other
	Limited	General	Comprehensive
	Partners	Partner	Loss	Total
Balance, December 31, 2007	$319,769	$599	$(3,593)	$316,775
Net income	12,383	253	--	12,636
Amortization of unit-based awards	135	2	--	137
Distributions to unitholders and general partner	(16,647)	(340)	--	(16,987)
Change in fair value of cash flow hedges	--	--	(312)	(312)
Balance, June 30, 2008	$315,640	$514	$(3,905)	$312,249

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

Note 1.  Background and Basis of Financial Statement Presentation

Partnership Organization and Background

Duncan Energy Partners L.P. (the “Partnership”) is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DEP.”   The Partnership is engaged in the business of (i) storing natural gas liquids (“NGLs”) and certain petrochemical products, (ii) transporting NGLs and propylene and (iii) gathering, transporting, storing and marketing natural gas. The Partnership was formed in September 2006 to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of Enterprise Products Operating LLC (“EPO”).  The Partnership is owned 98% by its limited partners and 2% by its general partner, DEP Holdings, LLC (“DEP GP”), a limited liability company, which is a wholly owned subsidiary of EPO.  DEP GP is responsible for managing all of the Partnership’s businesses.  EPCO, Inc. provides all of the personnel necessary for operating the Partnership’s assets and performs certain administrative services for the Partnership.

On February 5, 2007, the Partnership completed its initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds to the Partnership of approximately $291.0 million.  At the closing of its public offering, the Partnership made a special distribution to EPO of $459.6 million as consideration for assets contributed by EPO to the Partnership.  The distribution amount was funded with approximately $260.6 million of net proceeds from the Partnership’s initial public offering and $198.9 million in borrowings under the Partnership’s revolving credit facility.   In addition to the cash consideration, the Partnership issued 5,351,571 common units to EPO.

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

References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., which owns EPO.   Enterprise Products Partners is a publicly traded partnership, the common units of which are listed on the NYSE under the ticker symbol “EPD.” EPO, which is our Parent company, owns our general partner and is a significant owner of our common units. References to “EPGP” mean Enterprise Products GP, LLC, the general partner of Enterprise Products Partners.

References to “TEPPCO” mean TEPPCO Partners, L.P., an affiliated publicly traded partnership, the common units of which are listed on the NYSE under the ticker symbol “TPP.”  References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and wholly owned by Enterprise GP Holdings L.P.

References to “EPCO” mean EPCO, Inc., which is a related party affiliate to all of the foregoing named entities. All of the aforementioned entities are under common control of Dan L. Duncan, the Group Co-Chairman and controlling shareholder of EPCO.

Basis of Financial Statement Presentation

The Partnership’s financial and operating results are presented separately from those of Duncan Energy Partners Predecessor.  There were a number of contracts and other arrangements that went into effect at the time of the Partnership’s initial public offering that affect the comparability of its results (i.e., post-February 1, 2007 periods) with those of Duncan Energy Partners Predecessor (i.e., pre-February 1, 2007 periods).  These differences and other factors are summarized as follows:

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

▪	The fees Mont Belvieu Caverns charges EPO for underground storage services increased to market rates as a result of new agreements;

▪	Storage well measurement gains and losses are retained by EPO rather than being allocated to Mont Belvieu Caverns;

▪
Mont Belvieu Caverns makes a special allocation of its operational measurement gains and losses to EPO, which results in such gains and losses not impacting the net income or loss of Mont Belvieu Caverns. However, operational measurement gains and losses continue to be a component of gross operating margin;

▪	Transportation revenues recorded by Lou-Tex Propylene and Sabine Propylene decreased due to the assignment of certain exchange agreements to us by EPO;

▪
The Partnership did not have any debt obligations prior to February 5, 2007 when it borrowed $200.0 million under its revolving credit facility.   Duncan Energy Partners Predecessor did not have any debt obligations; and

▪
The Partnership incurs additional general and administrative costs as a result of being a publicly traded entity.  These costs include fees associated with annual and quarterly reports to unitholders, tax returns and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, NYSE listing fees, accounting and legal services and estimated related party amounts payable to EPCO in connection with the administrative services agreement.

The financial information of Duncan Energy Partners Predecessor has been prepared using EPO’s separate historical accounting records related to the operations owned by Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL.

In our opinion, the accompanying Unaudited Condensed Consolidated/Combined Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”)

have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These Unaudited Condensed Consolidated/Combined Financial Statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2007 (Commission File No. 1-33266).

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

Recent Accounting Developments

The following information summarizes recently issued accounting guidance since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007 that will or may affect our future financial statements.

Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.  Issued in March, 2008, SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement has the same scope as SFAS 133, and accordingly applies to all entities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS 161 only affects disclosure requirements; therefore, our adoption of this statement effective January 1, 2009 will not impact our financial position or results of operations.

SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  In May 2008, the FASB issued SFAS 162, which establishes a consistent framework, or hierarchy, for selecting the accounting principles used to prepare financial statements of nongovernmental entities in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to its Interim Auditing Standards.  We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  As allowed under FSP 157-2, we have not applied the provisions of SFAS 157 to our nonfinancial assets and liabilities measured at fair value, which include certain assets and liabilities acquired in business combinations.  We are currently evaluating the impact of our adoption of FSP 157-2 effective January 1, 2009 on our consolidated financial statements.

On January 1, 2008, we adopted the provisions of SFAS 157 that apply to financial assets and liabilities.   See Note 3 for these fair value disclosures.

FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 is effective for us on January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after January 1, 2009 and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, January 1, 2009.  We are evaluating the impact that FSP 142-3 will have on our future financial statements.

     Unit-Based Compensation

We do not directly employ any of the persons responsible for the management and operations of our businesses.  These functions are performed by employees of EPCO pursuant to an administrative services agreement to which we are a party, together with several of our affiliates (see Note 12). Certain key employees of EPCO who perform services on our behalf participate in long-term incentive compensation plans managed by EPCO.  The compensation expense we recorded in connection with such awards was immaterial to our consolidated financial position, results of operations and cash flows for all periods presented in this quarterly report on Form 10-Q.

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

The following table presents selected information regarding these financial instruments at June 30, 2008:

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value
Revolving Credit Facility, due Feb. 2011	3	Sep. 2007 to Sep. 2010	Sep. 2010	2.80% to 4.62%	$175.0 million
(1) Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).

We recognized losses of $0.9 million and $0.8 million during the three and six months ended June 30, 2008, respectively, from these swap agreements. At June 30, 2008 and December 31, 2007, the aggregate fair value of the swaps was a negative $4.1 million and $3.8 million, respectively, with the offset recorded in partners’ equity as accumulated other comprehensive loss.  We expect to reclassify $0.8 million of this loss to earnings (as an increase in interest expense) during the third quarter of 2008.  The remainder of the estimated loss would be similarly reclassified to earnings if the forward interest rate assumptions that existed on June 30, 2008 underlying the estimated loss materialized.  With respect to the fourth quarter of 2008 and the first and second quarters of 2009, the reclassification amount would be $1.6 million in the aggregate.

Commodity Risk Hedging Program

In addition to natural gas transportation, Acadian Gas engages in the purchase and sale of natural gas.  The price of natural gas fluctuates in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control.  We may use commodity financial instruments such as futures, swaps and forward contracts to mitigate our risk exposure.  In general, the types of risks we attempt to hedge are those related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices.  The commodity financial instruments we utilize may be settled in cash or with another financial instrument.

Acadian Gas enters into cash flow hedges in connection with its natural gas sales.  In addition, Acadian Gas enters into mark-to-market financial instruments that effectively fix the price of natural gas for certain of its customers.

      The fair value of the Acadian Gas commodity financial instrument portfolio was negligible at June 30, 2008 and December 31, 2007.  We recorded gains of $86 thousand and $53 thousand for the three months ended June 30, 2008 and 2007, respectively, related to these commodity financial instruments.  We recorded a gain of $11 thousand, a gain of $49 thousand and a loss of $0.4 million for the six months ended June 30, 2008, the five months ended June 30, 2007 and the one month ended January 31, 2007, respectively.

      Adoption of SFAS 157 - Fair Value Measurements

On January 1, 2008, we adopted the provisions of SFAS 157 that apply to financial assets and liabilities. We will adopt the provisions of SFAS 157 that apply to nonfinancial assets and liabilities on January 1, 2009 (see Note 2).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.

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

SFAS 157 established a three-tier hierarchy that classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.  The characteristics of fair value amounts classified within each level of the SFAS 157 hierarchy are described as follows:

▪
Level 1 fair values are based on quoted prices, which are available in active markets for identical assets or liabilities as of the measurement date.  Active markets are defined as those in which transactions for identical assets or liabilities occur in sufficient frequency so as to provide pricing information on an ongoing basis (e.g., the NYSE or the New York Mercantile Exchange).  Level 1 primarily consists of financial assets and liabilities such as exchange-traded financial instruments, publicly-traded equity securities and U.S. government treasury securities.   We had no Level 1 financial assets or liabilities at June 30, 2008.

▪
Level 2 fair values are based on pricing inputs other than quoted prices in active markets (as reflected in Level 1 fair values) and are either directly or indirectly observable as of the measurement date.  Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies.  Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value of money, volatility factors for stocks, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are (i) observable in the marketplace throughout the full term of the instrument, (ii) can be derived from observable data or (iii) are validated by inputs other than quoted prices (e.g., interest rates and yield curves at commonly quoted intervals).  Level 2 includes non-exchange-traded instruments such as over-the-counter forward contracts, options and repurchase agreements.  Our interest rate swaps and commodity financial instruments are classified as Level 2 financial liabilities and, at June 30, 2008, have a fair value of $4.1 million.

▪
Level 3 fair values are based on unobservable inputs.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Unobservable inputs reflect the reporting entity’s own ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk).  Unobservable inputs are based on the best information available in the circumstances, which might include the reporting entity’s internally developed data.  The reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort.  Level 3 inputs are typically used in connection with internally developed valuation methodologies where management makes its best estimate of an instrument’s fair value.  Level 3 generally includes specialized or unique financial instruments that are tailored to meet a customer’s specific needs.  We had no Level 3 financial assets or liabilities at June 30, 2008.

Note 4.  Inventories

Our inventory consists of natural gas volumes valued at the lower of average cost or market (“LCM”).  At June 30, 2008 and December 31, 2007, the value of our natural gas inventory was $11.9 million and $8.5 million, respectively.

Operating costs and expenses, as presented on our Unaudited Condensed Statements of Consolidated/Combined Operations and Comprehensive Income, include cost of sales amounts related to the sale of natural gas inventory.  We recorded cost of sales amounts of $317.6 million and $202.7 million for the three months ended June 30, 2008 and 2007, respectively, for the sale of natural gas. We recorded cost of sales amounts of $540.0 million, $314.7 million and $54.2 million for the six months ended June 30, 2008, the five months ended June 30, 2007 and the one month ended January 31, 2007, respectively.

As a result of fluctuating market conditions, we recognize LCM adjustments when the historical cost of our inventory exceeds its net realizable value.  These non-cash adjustments are recorded as a component of cost of sales.  We did not have any LCM adjustments for the three and six months ended June 30, 2008.  For the three and five months ended June 30, 2007 and for the one month ended January 31, 2007, we recognized LCM adjustments of approximately $0.2 million, $0.3 million and $37 thousand, respectively.

Note 5.  Property, Plant and Equipment

Our property, plant and equipment values and accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful	At June 30,	At December 31,
	Life in Years	2008	2007
Plant and pipeline facilities (1)	3-35 (4)	$714,612	$560,702
Underground storage wells and related assets (2)	5-35 (5)	362,288	358,585
Transportation equipment (3)	3-10	1,439	1,414
Land		19,696	19,690
Construction in progress		45,007	109,561
Total		1,143,042	1,049,952
Less: accumulated depreciation		188,623	172,442
Property, plant and equipment, net		$954,419	$877,510

(1) Includes natural gas, NGL and petrochemical pipelines, office furniture and equipment, buildings and related assets.
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

      For the three months ended June 30, 2008 and 2007, we recorded depreciation expense of $8.8 million and $7.2 million, respectively.  For the six months ended June 30, 2008, the five months ended June 30, 2007 and the one month ended January 31, 2007, we recorded depreciation expense of $16.5 million, $11.7 million and $2.2 million, respectively.  For the three months ended June 30, 2008 and 2007, we capitalized $1.1 million and $0.8 million, respectively, of interest in connection with capital projects.  We capitalized $2.6 million, $1.7 million and $0.3 million of interest in connection with capital projects during the six months ended June 30, 2008, the five months ended June 30, 2007 and the one month ended January 31, 2007, respectively.

Note 6.  Investments in and Advances to Evangeline

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

At June 30, 2008 and December 31, 2007, the carrying value of our investment in Evangeline was $4.2 million and $3.5 million, respectively.  Our equity earnings from Evangeline were $0.2 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively.  Our equity earnings from Evangeline were $0.4 million, $0.2 million and $25 thousand for the six months ended June 30, 2008, the five months ended June 30, 2007 and the one month ended January 31, 2007, respectively.  Our investment in Evangeline is classified within our Onshore Natural Gas Pipelines & Services business segment (see Note 11).

Summarized Financial Information of Evangeline

The following table presents unaudited summarized income statement data of Evangeline for the periods indicated (on a 100% basis):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues	$125,820	$78,733	$185,211	$131,107
Operating income	1,878	1,667	3,554	3,270
Net income	473	230	779	374

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

The carrying value of our intangible assets was $6.6 million and $6.7 million at June 30, 2008 and December 31, 2007, respectively.  We recorded $58 thousand of amortization expense associated with these intangible assets for each of the three month periods ended June 30, 2008 and 2007. We recorded $116 thousand, $97 thousand and $19 thousand of amortization expense associated with these intangible assets during the six months ended June 30, 2008, the five months ended June 30, 2007 and the one month ended January 31, 2007, respectively. For the remainder of 2008, we estimate that the amortization expense associated with these intangible assets will be $116 thousand.

Note 8.  Debt Obligations

Our consolidated debt consisted of the following at the dates indicated:

	June 30,	December 31,
	2008	2007
$300 Million Revolving Credit Facility, variable rate, due February 2011	$208,000	$200,000
Long-term debt	$208,000	$200,000

Standby letter of credit outstanding	$1,100	$1,100

For the three months ended June 30, 2008, our weighted-average variable interest rate paid on borrowings under this facility was 3.47%.   Our weighted-average variable interest rate paid was 4.51% for the six months ended June 30, 2008.

There have been no changes in the terms of our $300 Million Revolving Credit Facility since December 31, 2007.

Covenants

We were in compliance with the covenants of our revolving credit facility at June 30, 2008 and December 31, 2007.

Evangeline debt obligations

Evangeline’s total debt (on a 100% basis) was $20.7 million at June 30, 2008 and December 31, 2007.  This debt consisted of $13.2 million due under its 9.9% fixed-rate senior secured notes (the “Series B” notes) and a $7.5 million subordinated note payable to an affiliate of our venture partner in Evangeline (the “LL&E Note”).   Evangeline was in compliance with the covenants of its debt agreements at June 30, 2008 and December 31, 2007.  There have been no changes in the terms of Evangeline’s debt agreements since December 31, 2007.

The Partnership has furnished a letter of credit on behalf of Evangeline’s debt service requirements.  At June 30, 2008, the letter of credit amount was $1.1 million.

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

Registration Statement

On March 6, 2008, we filed a universal shelf registration statement with the SEC to periodically issue up to $1.00 billion in debt and equity securities.  We expect to use any proceeds from such offerings for general partnership purposes, including debt repayments, working capital, capital expenditures and acquisitions.  As of June 30, 2008, we had not issued any securities under this registration statement.

Distributions to Unitholders and General Partner

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

We paid aggregate distributions to our unitholders and general partner of $17.0 million during the six months ended June 30, 2008.  These distributions pertained to the six month period ended March 31, 2008 (i.e., the fourth quarter of 2007 and first quarter of 2008).  On August 7, 2008, we paid a quarterly cash distribution of $0.42 per unit with respect to the second quarter of 2008, to unitholders of record at the close of business on July 31, 2008.

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss at the dates indicated.  See Note 3 for information regarding our financial instruments.

	June 30,	December 31,
	2008	2007
Commodity financial instruments	$(14)	$29
Interest rate financial instruments	(3,891)	(3,622)
Total	$(3,905)	$(3,593)

Note 10.  Parent Interest in Subsidiaries

In connection with our initial public offering, EPO contributed to us a 66% equity interest in each of Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL.  EPO retained the remaining 34% equity interest in each of these entities.  We account for EPO’s share of our subsidiaries’ net assets and earnings as “Parent interest” in a manner similar to minority interest.

The following table presents the changes in “Parent interest in subsidiaries” (see our Unaudited Condensed Consolidated Balance Sheet) since December 31, 2007:

Parent interest in subsidiaries, December 31, 2007	$356,214
Parent interest in income of our subsidiaries	5,017
Contributions from Parent to Mont Belvieu Caverns in connection with capital projects in which EPO is funding 100% of the expenditures in accordance with the Mont Belvieu Caverns’ limited liability
company (“LLC”) agreement, including accrued receivables at June 30, 2008 (see Note 12)	56,628
Contributions from Parent to Mont Belvieu Caverns and South Texas NGL in connection with capital projects in which EPO is funding 100% of the expenditures in excess of certain thresholds in
accordance with the Omnibus Agreement, including accrued receivables at June 30, 2008 (see Note 12)	35,603
Other cash contributions from Parent to subsidiaries	22,563
Distributions to Parent of subsidiary operating cash flows	(17,983)
Non-cash contribution from Parent	3,743
Parent interest in subsidiaries, June 30, 2008	$461,785

The following table presents our calculation of “Parent interest in income of subsidiaries” (see our Unaudited Condensed Statements of Consolidated/Combined Operations) for the three months ended June 30, 2008 and 2007:

		For The Three		For the Three
		Months Ended		Months Ended
		June 30, 2008		June 30, 2007
Net income amounts:
Mont Belvieu Caverns’ net income (loss) [before special allocation of
operational measurement gains and losses]	$(1,528)		$6,998
Add (deduct) operational measurement losses(gains) allocated to Parent	5,741	$(5,741)	(2,818)	$2,818
Remaining Mont Belvieu Caverns’ net income to allocate to partners	4,213		4,180
Multiplied by Parent 34% interest in remaining net income	x 34%		x 34%
Mont Belvieu Caverns’ net income allocated to Parent	$1,432	1,432	$1,421	1,421

Acadian Gas net income multiplied by Parent 34% interest		1,674		30
Lou-Tex Propylene net income multiplied by Parent 34% interest		768		756
Sabine Propylene net income multiplied by Parent 34% interest		100		95
South Texas NGL net income multiplied by Parent 34% interest		1,168		1,483
Parent interest in income of subsidiaries		$(599)		$6,603

The following table presents our calculation of “Parent interest in income of subsidiaries” (see our Unaudited Condensed Statements of Consolidated/Combined Operations) for the six months ended June 30, 2008 and five months ended June 30, 2007:

		For The Six		For the Five
		Months Ended		Months Ended
		June 30, 2008		June 30, 2007
Net income amounts:
Mont Belvieu Caverns’ net income (before special allocation of operational
measurement gains and losses)	$4,019		$11,552
Add (deduct) operational measurement losses(gains) allocated to Parent	4,917	$(4,917)	(4,146)	$4,146
Remaining Mont Belvieu Caverns’ net income to allocate to partners	8,936		7,406
Multiplied by Parent 34% interest in remaining net income	x 34%		x 34%
Mont Belvieu Caverns’ net income allocated to Parent	$3,038	3,038	$2,518	2,518

Acadian Gas net income multiplied by Parent 34% interest		2,887		246
Lou-Tex Propylene net income multiplied by Parent 34% interest		1,386		1,262
Sabine Propylene net income multiplied by Parent 34% interest		190		149
South Texas NGL net income multiplied by Parent 34% interest		2,433		2,331
Parent interest in income of subsidiaries		$5,017		$10,652

EPO’s current sharing ratio of 34% in the net income of Mont Belvieu Caverns may increase in the future as a result of capital project funding provisions in the Mont Belvieu Caverns’ LLC Agreement.  See Note 12 for additional information regarding this agreement.

Operational measurement gains and losses are created when product is moved between storage wells and are attributable to pipeline and well connection measurement variances.  Effective with our initial public offering, EPO is allocated all operational measurement gains and losses relating to Mont Belvieu Caverns’ underground storage activities.  As a result, EPO is required each period to contribute cash to Mont Belvieu Caverns for net operational measurement losses and is entitled to receive distributions from Mont Belvieu Caverns for net operational measurement gains. We continue to record operational measurement gains and losses associated with our Mont Belvieu storage facility. However, these operational measurement gains and losses neither affect our net income nor have a significant impact on us with respect to the timing of our net cash flows provided by operating activities. Accordingly, we have not established a reserve for operational measurement losses on our balance sheet.

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

Combined property, plant and equipment and investments in and advances to Evangeline are allocated to each segment based on the primary operations of each asset or investment.  The principal reconciling item between combined property, plant and equipment and the total value of segment assets is construction-in-progress.  Segment assets represent the net carrying value of assets that contribute to the gross operating margin of a particular segment.  Since assets under construction generally do not contribute to segment gross operating margin until completed, such assets are excluded from segment asset totals until they are deemed operational.

The following table shows our measurement of total segment gross operating margin for the periods indicated:

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Six	For the Five	For the One
	Months Ended June 30,		Months Ended June 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Revenues (1)	$360,385	$236,896	$622,174	$370,770	$66,674
Less: Operating costs and expenses (1)	(350,456)	(222,711)	(595,950)	(347,142)	(61,187)
Add: Equity in income of Evangeline (1)	228	114	386	160	25
Depreciation, amortization and accretion
in operating costs and expenses (2)	8,890	7,203	16,645	11,718	2,209
Gain on sale of assets (2)	(338)	--	(338)	(2)	--
Total segment gross operating margin	$18,709	$21,502	$42,917	$35,504	$7,721

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

The following table presents a reconciliation of our measurement of total gross operating margin to operating income and further to net income for the periods indicated:

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Six	For the Five	For the One
	Months Ended June 30,		Months Ended June 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Total segment gross operating margin	$18,709	$21,502	$42,917	$35,504	$7,721
Adjustments to reconcile total non-GAAP segment gross
operating margin to operating income:
Depreciation, amortization and accretion in operating
costs and expenses	(8,890)	(7,203)	(16,645)	(11,718)	(2,209)
Gain on sale of assets in operating costs and expenses	338	--	338	2	--
General and administrative costs	(1,594)	(1,026)	(3,719)	(1,383)	(477)
Operating income	8,563	13,273	22,891	22,405	5,035
Other expense, net	(2,542)	(2,181)	(5,210)	(3,168)	--
Provision for income taxes	(16)	59	(28)	(114)	--
Parent interest in income of subsidiaries	599	(6,603)	(5,017)	(10,652)	--
Net income	$6,604	$4,548	$12,636	$8,471	$5,035

The following table presents information by segment, together with reconciliations to our consolidated/combined totals, for the periods indicated:

	Reportable Segments
	NGL and	Onshore
	Petrochemical	Natural Gas	Petrochemical	NGL	Adjustments	Consolidated/
	Storage	Pipelines &	Pipeline	Pipelines &	and	Combined
	Services	Services	Services	Services	Eliminations	Totals
Revenues from third parties:
Three months ended June 30, 2008	$13,306	$203,498	$4,169	$--	$--	$220,973
Three months ended June 30, 2007	10,214	139,252	4,100	--	--	153,566
Six months ended June 30, 2008	25,235	367,571	7,995	--	--	400,801
Five months ended June 30, 2007	16,886	221,399	6,775	--	--	245,060
One month ended January 31, 2007	3,630	39,027	--	--	--	42,657

Revenues from related parties:
Three months ended June 30, 2008	8,663	124,974	--	5,775	--	139,412
Three months ended June 30, 2007	7,325	70,348	--	5,657	--	83,330
Six months ended June 30, 2008	16,902	192,865	--	11,606	--	221,373
Five months ended June 30, 2007	12,092	104,496	--	9,122	--	125,710
One month ended January 31, 2007	1,534	17,742	2,990	1,751	--	24,017

Total revenues:
Three months ended June 30, 2008	21,969	328,472	4,169	5,775	--	360,385
Three months ended June 30, 2007	17,539	209,600	4,100	5,657	--	236,896
Six months ended June 30, 2008	42,137	560,436	7,995	11,606	--	622,174
Five months ended June 30, 2007	28,978	325,895	6,775	9,122	--	370,770
One month ended January 31, 2007	5,164	56,769	2,990	1,751	--	66,674

Equity in income of Evangeline:
Three months ended June 30, 2008	--	228	--	--	--	228
Three months ended June 30, 2007	--	114	--	--	--	114
Six months ended June 30, 2008	--	386	--	--	--	386
Five months ended June 30, 2007	--	160	--	--	--	160
One month ended January 31, 2007	--	25	--	--	--	25

Gross operating margin by individual
business segment and in total:
Three months ended June 30, 2008	3,482	6,786	3,392	5,049	--	18,709
Three months ended June 30, 2007	10,741	2,179	3,288	5,294	--	21,502
Six months ended June 30, 2008	13,649	12,972	6,305	9,991	--	42,917
Five months ended June 30, 2007	17,421	4,056	5,504	8,523	--	35,504
One month ended January 31, 2007	1,770	1,605	2,700	1,646	--	7,721

Segment assets:
At June 30, 2008	423,243	206,852	88,006	191,311	45,007	954,419
At December 31, 2007	345,472	206,158	89,634	126,685	109,561	877,510

Investments in and advances
to Evangeline (see Note 6):
At June 30, 2008	--	4,177	--	--	--	4,177
At December 31, 2007	--	3,490	--	--	--	3,490

Intangible assets (see Note 7):
At June 30, 2008	6,618	--	--	--	--	6,618
At December 31, 2007	6,733	--	--	--	--	6,733

See Note 1, “Basis of Financial Statement Presentation,” for a summary of factors that affect the comparability of our segment totals for the six months ended June 30, 2008 with prior periods.

Note 12.  Related Party Transactions

We have business relationships with EPO, Evangeline, EPCO and certain other affiliates that give rise to various related party transactions. The following table summarizes our significant revenue and expense transactions with related parties during the periods indicated.

					Duncan
					Energy
					Partners
	Duncan Energy Partners				Predecessor
	For the Three		For the Six	For the Five	For the One
	Months Ended June 30,		Months Ended June 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Related party revenues:
Revenues from EPO:
Sale of natural gas	$30,437	$5,080	$45,205	$6,977	$2,327
NGL and petrochemical storage services	8,287	7,324	16,493	12,092	1,534
NGL transportation services	5,775	5,657	11,606	9,122	1,751
Petrochemical pipeline services	--	--	--	--	2,990
Storage revenues from TEPPCO	377	--	409	--	--
Total	44,876	18,061	73,713	28,191	8,602
Revenues from Evangeline:
From sale of natural gas to Evangeline	94,536	65,269	147,660	97,519	15,415
Total	$139,412	$83,330	$221,373	$125,710	$24,017

Related party operating costs and expenses:
Expenses with EPO:
From purchase of natural gas	$34,308	$8,933	$35,883	$10,115	$654
Allocation of operational measurement
losses (gains) to EPO by Mont Belvieu
Caverns (see Note 10)	5,741	(2,818)	4,917	(4,146)	--
Other	3,404	1,640	5,917	2,199	--
Expenses with EPCO:
From administrative services agreement	5,225	5,032	10,986	7,645	2,487
Lease expense with TEPPCO	--	72	27	72	--
Other	2	1	5	1	8
Total	$48,680	$12,860	$57,735	$15,886	$3,149

Related party general and administrative costs:
Expenses with EPCO:
From administrative services agreement	$1,075	$222	$2,479	$233	$--
Other	--	324	--	537	455
Total	$1,075	$546	$2,479	$770	$455

Relationship with EPO

We have an extensive and ongoing relationship with EPO, which is our Parent company.  The Partnership was formed in September 2006 to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO. On February 5, 2007, the Partnership completed its initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds to the Partnership of approximately $291.0 million.  At the closing of our initial public offering, the Partnership made a special distribution to EPO of $459.6 million as consideration for assets contributed by EPO to the Partnership.  The distribution amount was funded with $260.6 million of net proceeds from the Partnership’s initial public offering and $198.9 million in borrowings under the Partnership’s revolving credit facility.  In addition to the cash consideration, the Partnership issued a final amount of 5,351,571 common units to EPO (after giving effect to the redemption of 1,950,000 common units by the Partnership using proceeds from the overallotment).

EPO may contribute or sell other equity interests in its subsidiaries, or other of its or its subsidiaries’ assets, to the Partnership.  EPO has no obligation or commitment to make such contributions or sales to the Partnership.

The following information summarizes significant ongoing and historical transactions and arrangements between EPO and the Partnership and/or Duncan Energy Partners Predecessor.

Natural gas sales and purchases.  We buy natural gas from and sell natural gas to EPO.  We use the natural gas purchased from EPO to meet our fuel and other operational and contractual requirements.  See preceding table for such revenue and expense amounts by period.

NGL and petrochemical storage services.  Mont Belvieu Caverns provides underground storage services to EPO.  Prior to our initial public offering, the intercompany storage fees charged to EPO by Mont Belvieu Caverns were below market rates.   As a result of contracts executed in connection with our initial public offering, Mont Belvieu Caverns increased the storage fees it charges EPO to market-based rates.  The terms of these new agreements commenced February 1, 2007 and will end on December 31, 2016.  See preceding table for such revenue amounts by period.

Mont Belvieu Caverns makes a special allocation of its operational measurement gains and losses to EPO, which results in such gains and losses not impacting the net income or loss of Mont Belvieu caverns.  See Note 10 for information regarding operational measurement gains and losses and related allocations to EPO as Parent.  See preceding table for such allocation amounts by period.

NGL transportation services.  In conjunction with our initial public offering in February 2007, South Texas NGL entered into a ten-year contract with EPO for the transportation of NGLs from South Texas to Mont Belvieu, Texas.  Under this contract, EPO pays us a dedication fee of no less than $0.02 per gallon for all NGLs it produces at its Shoup and Armstrong NGL fractionation plants, whether or not any volumes are actually shipped on the pipeline owned by South Texas NGL.  South Texas NGL does not take title to products transported on its pipeline system.  EPO retains title to, and associated commodity risk with respect to, such products.  See preceding table for such revenue amounts by period.

Petrochemical pipeline services.  Prior to our initial public offering, EPO was the shipper of record on our Lou-Tex Propylene and Sabine Propylene Pipelines, and Duncan Energy Partners Predecessor charged it the maximum tariff rate for using these assets.  EPO then contracted with third parties to ship volumes on these pipelines under product exchange agreements.  In connection with our initial public offering, EPO assigned these third party product exchange agreements to us; therefore, EPO ceased paying us for such services.  Although EPO has assigned these agreements to us, it remains jointly and severally liable to the Partnership for performance of these agreements.  See preceding table for such revenue amounts recorded in January 2007.

Omnibus Agreement.  On February 5, 2007, we entered into an Omnibus Agreement with EPO that governs the following matters:

▪	indemnification for certain environmental liabilities, tax liabilities and right-of-way defects with respect to assets it contributed to us in connection with our initial public offering;

▪	reimbursement of certain capital expenditures incurred by South Texas NGL and Mont Belvieu Caverns with respect to projects under construction at the time of our initial public offering;

▪
a right of first refusal to EPO in our current and future subsidiaries and a right of first refusal on the material assets of such subsidiaries, other than sales of inventory and other assets in the ordinary course of business; and

▪	a preemptive right with respect to equity securities issued by certain of our subsidiaries, other than as consideration in an acquisition or in connection with a loan or debt financing.

Our Audit, Conflicts and Governance Committee must approve amendments to the Omnibus Agreement when such amendments would adversely affect our unitholders.

Neither EPO nor any of its affiliates are restricted under the Omnibus Agreement from competing against us.  As provided for in the EPCO administrative services agreement, EPO and its affiliates may acquire, construct or dispose of additional midstream energy or other assets in the future without any obligation to offer us the opportunity to acquire or construct such assets.

As noted previously, EPO indemnified us for certain environmental liabilities, tax liabilities and right-of-way defects associated with the assets it contributed to us at the time of our initial public offering.  These indemnifications terminate on February 5, 2010.  There is an aggregate cap of $15.0 million on the amount of indemnity coverage and we are not entitled to indemnification until the aggregate amount of claims we incur exceeds $250 thousand.  Environmental liabilities resulting from a change of law after February 5, 2007 are excluded from the indemnity.  We made no claims to EPO during the three and six months ended June 30, 2008 in connection with these indemnity provisions.

Under the Omnibus Agreement, EPO agreed to make additional cash contributions to South Texas NGL and Mont Belvieu Caverns to fund 100% of project costs in excess of (i) the $28.6 million of estimated costs to complete the Phase II expansion of the DEP South Texas NGL Pipeline System and (ii) the $14.1 million of estimated costs for additional Mont Belvieu brine production capacity and above-ground storage reservoir projects.  These projects were in progress at the time of our initial public offering. EPO made cash contributions to our subsidiaries of $36.7 million under the Omnibus Agreement during the six months ended June 30, 2008.  Of this amount, $36.6 million was contributed to South Texas NGL to fund costs of its Phase II pipeline project.  We expect additional contributions of approximately $6.7 million from EPO during the remainder of 2008 in satisfaction of its project funding obligations under the Omnibus Agreement.   EPO will not receive an increased allocation of earnings or cash flows as a result of these contributions to South Texas NGL and Mont Belvieu Caverns.

Mont Belvieu Caverns’ LLC Agreement. The Mont Belvieu Caverns’ LLC Agreement (the “Caverns LLC Agreement”) states that if the Partnership elects to not participate in certain projects of Mont Belvieu Caverns, then EPO is responsible for funding 100% of such projects.  To the extent such non-participated projects generate identifiable incremental earnings for Mont Belvieu Caverns in the future, the earnings and cash flows of Mont Belvieu Caverns will be adjusted to allocate such incremental amounts to EPO by special allocation or otherwise. Under the terms of the Caverns LLC Agreement, the Partnership may elect to acquire a 66% share of these projects from EPO within 90 days of such projects being placed in-service.

EPO made cash contributions of $68.1 million under the Caverns LLC Agreement during the six months ended June 30, 2008.  These expenditures are associated with storage-related projects sponsored by EPO’s NGL marketing activities and represent 100% of the costs of such projects to date.  At present, Mont Belvieu Caverns is not expected to generate any identifiable incremental earnings in connection with these projects; thus, the sharing ratio for Mont Belvieu Caverns is not expected to change from the current ratio of 66% for the Partnership and 34% for EPO.  We expect additional contributions of approximately $23.8 million from EPO under the Caverns LLC Agreement during the remainder of 2008.   The constructed assets will be the property of Mont Belvieu Caverns.

Relationship with Evangeline

Evangeline’s most significant contract is a natural gas sales agreement with Entergy that expires in January 2013.  Under this contract, Evangeline is obligated to make available for sale and deliver to Entergy certain specified minimum contract quantities of natural gas on an hourly, daily, monthly and annual basis.  The sales contract provides for minimum annual quantities of 36.75 billion British thermal units (“BBtus”).

In connection with the Entergy sales contract, Evangeline has entered into a natural gas purchase contract with Acadian Gas that contains annual purchase provisions that correspond to Evangeline’s sales commitments to Entergy.  The pricing terms of the sales agreement with Entergy and Evangeline’s purchase agreement with Acadian Gas are based on a monthly weighted-average market price of natural gas (subject to certain market index price ceilings and incentive margins) plus a predetermined margin.  See preceding table on page 20 for revenue amounts from Evangeline.

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

Our operating costs and expenses also include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including the compensation of employees (i.e., salaries, medical benefits and retirement benefits) and insurance.  We reimburse EPCO for actual direct and indirect expenses it incurs to employ the personnel necessary to operate our assets.  In addition, EPCO allows us to participate as named insureds in its overall insurance program, of which a portion of the premiums and related costs are allocated to us.  See the preceding table on page 20 for expense amounts by period.

Likewise, our general and administrative costs include amounts we reimburse to EPCO for administrative services, including the compensation of employees (i.e., salaries, medical benefits and retirement benefits).  In general, our reimbursement to EPCO for administrative services is based either on (i) actual direct costs it incurs on our behalf (e.g., for the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to the ASA (e.g., the allocation of general, legal or accounting salaries based on estimates of time spent on each company’s business and affairs).

Relationship with TEPPCO

Beginning in 2008, Mont Belvieu Caverns started providing storage services to TEPPCO.  See the preceding table on page 20 for such revenue amounts.

For the period January 2007 through March 2008, we leased from TEPPCO an 11-mile pipeline that was part of our DEP South Texas NGL Pipeline System.  We discontinued this lease during the first quarter of 2008 when we completed the construction of a parallel pipeline.  See the preceding table on page 20 for such expense amounts.

TEPPCO may contribute or sell equity interests in its subsidiaries, or other of its or its subsidiaries’ assets, to the Partnership.  TEPPCO has no obligation or commitment to make such contributions or sales to the Partnership.

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

	For the Three		For the Six	For the Five
	Months Ended June 30,		Months Ended June 30,
	2008	2007	2008	2007
Net income	$6,604	$4,548	$12,636	$8,471
Multiplied by DEP GP ownership interest	2.0%	2.0%	2.0%	2.0%
Net income allocation to DEP GP	$132	$91	$253	$169

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three		For the Six	For the Five
	Months Ended June 30,		Months Ended June 30,
	2008	2007	2008	2007
Net income	$6,604	$4,548	$12,636	$8,471
Less net income allocation to DEP GP	132	91	253	169
Net income available to limited partners	$6,472	$4,457	$12,383	$8,302

Basic and Diluted Earnings per Unit:
Numerator:
Net income available to limited partners	$6,472	$4,457	$12,383	$8,302
Denominator:
Common units (in thousands)	20,302	20,302	20,302	20,302

Earnings per unit	$0.32	$0.22	$0.61	$0.41

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

Redelivery Commitments

We transport and store natural gas, NGLs and petrochemical products for third parties under various contracts.  These volumes are (i) accrued as product payables on our Unaudited Condensed Consolidated Balance Sheets, (ii) in transit for delivery to our customers or (iii) held at our storage facilities for redelivery to our customers.  We are insured against any physical loss of such volumes due to catastrophic events.  Under the terms of our NGL and petrochemical product storage agreements, we are generally required to redeliver volumes to the owner on demand. At June 30, 2008 and December 31, 2007, NGL and petrochemical products aggregating 15.9 million barrels and 18.1 million barrels, respectively, were due to be redelivered to their owners along with 505 BBtus and 711 BBtus, respectively, of natural gas.

Operating Leases

We lease certain property, plant and equipment under non-cancelable and cancelable operating leases.  Our significant lease agreements consist of (i) a lease of an underground storage cavern for the storage of natural gas held-for-sale and (ii) leases of right-of-way for pipeline operations. The current term of the cavern lease expires in December 2012, but may be extended through negotiations with the lessor.  Our significant right-of-way agreements have original terms that range from five to 50 years and include renewal options that could extend the agreements for up to an additional 25 years.   Lease expense was $0.4 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively.  Lease expense was $0.8 million, $0.7 million and $62 thousand for the six months ended June 30, 2008, the five months ended June 30, 2007 and the one month ended January 31, 2007, respectively.

There have been no material changes in our operating lease commitments since December 31, 2007.

Purchase Obligations

Acadian Gas has a product purchase commitment for the purchase of natural gas in Louisiana with our co-venture third party in Evangeline.  This purchase agreement expires in January 2013.  Our purchase price under this contract approximates the market price of natural gas at the time we take delivery of the volumes.

We also have short-term payment obligations relating to capital projects we have initiated.  These commitments represent unconditional payment obligations to pay vendors for services to be rendered or products to be delivered in connection with our capital spending program.  At June 30, 2008, we had approximately $7.5 million in outstanding capital project purchase commitments.

Note 15.  Supplemental Cash Flow Information

Third parties may be obligated to reimburse us for all or a portion of project expenditures.  The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins.  We received $1.8 million, $0.3 million and $0.3 million from third parties as contributions in aid of our construction costs during the six months ended June 30, 2008, five months ended June 30, 2007 and one month ended January 31, 2007, respectively.

Accounts payable related to our capital spending projects totaled $5.8 million and $16.3 million at June 30, 2008 and December 31, 2007, respectively.

      The net effect of changes in operating assets and liabilities is as follows for the periods indicated:

			Duncan Energy
	Duncan Energy Partners		Partners Predecessor
	For The Six	For the Five	For the One
	Months Ended	Months Ended	Month Ended
	June 30, 2008	June 30, 2007	January 31, 2007
Decrease (increase) in:
Accounts receivable	$(59,110)	$(27,570)	$8,088
Inventories	(3,352)	805	4,169
Prepaid and other current assets	434	(57)	13
Other assets	(31)	103	--
Increase (decrease) in:
Accounts payable	(29,642)	37,568	65
Accrued product payables	67,144	27,826	(13,080)
Accrued expenses	(1,204)	(8,630)	(7,148)
Accrued interest	(64)	118	--
Other current liabilities	2,761	3,721	(2,841)
Other long-term liabilities	219	158	(20)
Net effect of changes in operating accounts	$(22,845)	$34,042	$(10,754)

We determine net cash provided by operating activities using the indirect method, which adjusts net income for items that did not affect cash.  Under GAAP, we use the accrual basis of accounting to determine net income.  This basis of accounting requires that we record revenues when earned and expenses when incurred.  Earned revenues may include credit sales that have not been collected in cash and expenses incurred that may not have been paid in cash.   The extent to which changes in operating accounts influence net cash provided by operating activities generally depends on the following:

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

For the three and six months ended June 30, 2008 and 2007.

The following information should be read in conjunction with our Unaudited Condensed Consolidated/Combined Financial Statements and accompanying footnotes included under Item 1 of this quarterly report on Form 10-Q and with the information contained within our Annual Report on Form 10-K/A for the year ended December 31, 2007.  This discussion and analysis includes the following:

▪	Cautionary Note Regarding Forward-Looking Statements.

▪	Significant Relationships Referenced in this Discussion and Analysis.

▪	Overview of Business.

▪	Recent Developments – Discusses significant developments since December 31, 2007.

▪	Basis of Financial Statement Presentation, including a summary of factors that affect the comparability of our six month operating results with those of our Predecessor.

▪	Results of Operations – Discusses material period-to-period variances in our Unaudited Condensed Statements of Consolidated/Combined Operations.

▪	Liquidity and Capital Resources – Addresses available sources of liquidity and capital resources and includes a discussion of our capital spending program.

▪	Overview of Critical Accounting Policies and Estimates.

▪	Other Items – Includes summary information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and similar disclosures.

As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British thermal units
MBPD	= thousand barrels per day
MMBbls	= million barrels
MMBtus	= million British thermal units

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Cautionary Note Regarding Forward-Looking Statements

This discussion contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that such expectations reflected in these forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.

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

On February 5, 2007, we completed our initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at a price of $21.00 per unit, which generated net proceeds of approximately $291.0 million.  At the closing of our public offering, we made a special distribution to EPO of $459.6 million as consideration for equity interests contributed to us by EPO.  The distribution amount was funded with approximately $260.6 million of net proceeds from our initial

public offering and $198.9 million in borrowings under our revolving credit facility.   In addition to the cash consideration, we issued 5,351,571 of our common units to EPO.

EPO contributed to us a 66% equity interest in each of Mont Belvieu Caverns, Acadian Gas, Lou-Tex Propylene, Sabine Propylene and South Texas NGL effective February 1, 2007.  The following is a brief description of these businesses:

▪	Mont Belvieu Caverns owns and operates salt dome caverns and a brine system located in Mont Belvieu, Texas.

▪
Acadian Gas gathers, transports, stores and markets natural gas in Louisiana utilizing over 1,000 miles of high-pressure transmission lines and lateral and gathering lines with an aggregate throughput capacity of one billion cubic feet per day (the “Acadian Gas System”), which includes a 27-mile pipeline owned by Evangeline and a leased natural gas storage cavern with three billion cubic feet of storage capacity.

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

We have an extensive and ongoing relationship with EPO.  We believe this relationship will enhance our ability to maintain stable cash flows and optimize our economies of scale, strategic location and pipeline connections.  The following information summarizes our current transactions and other arrangements with EPO:

▪	We buy natural gas from and sell natural gas to EPO.

▪	We provide EPO with underground storage services for its NGL and petrochemical products at our Mont Belvieu Caverns’ facility.

▪	We provide EPO with NGL transportation services on our DEP South Texas NGL Pipeline System. EPO is our sole customer on this pipeline.

▪	In connection with the equity interests EPO contributed to us at the time of our initial public offering, we and EPO entered into an Omnibus Agreement that governs the following matters:

▪	indemnification for certain environmental liabilities, tax liabilities and right-of-way defects with respect to the underlying assets of such businesses;

▪	reimbursement of certain capital expenditures incurred by South Texas NGL and Mont Belvieu Caverns with respect to projects under construction at the time of our initial public offering;

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

Please read Note 12 of the Notes to Unaudited Condensed Consolidated/Combined Financial Statements included under Item 1 of this quarterly report for additional information regarding related party transactions with EPO and other affiliates.

Recent Developments

In July 2008, Mr. A. J. Teague, Executive Vice President of Enterprise Products Partners, was elected a Director to the board of our general partner and as Chief Commercial Officer responsible for managing our commercial activities.

In March 2008, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) to periodically issue up to $1.00 billion in debt and equity securities.  Please see “Liquidity and Capital Resources” included in this Item 2 for more information regarding this universal shelf registration.

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

▪	The fees Mont Belvieu Caverns charges EPO for underground storage services increased to market rates as a result of new agreements executed in connection with our initial public offering;

▪	Storage well measurement gains and losses relating to the Mont Belvieu Caverns’ facility are now retained by EPO;

▪
Mont Belvieu Caverns makes a special allocation of its operational measurement gains and losses to EPO, which results in such gains and losses not impacting the net income or loss of Mont Belvieu Caverns.  However, operational measurement gains and losses continue to be a component of gross operating margin;

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

Selected Volumetric Data

The following table presents selected average pipeline throughput volumes for the periods indicated:

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Six	For the Five	For the One
	Months Ended June 30,		Months Ended June 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Onshore Natural Gas Pipelines & Services, net:
Natural gas throughput volumes (BBtus/d)
Acadian Gas System transportation volumes	369	434	389	406	420
Acadian Gas System sales volumes	362	312	331	290	281
Total natural gas throughput volumes	731	746	720	696	701
Petrochemical Pipeline Services:
Propylene throughput volumes (MBPD)
Lou-Tex Propylene Pipeline	32	25	30	24	24
Sabine Propylene Pipeline	9	12	10	12	13
Total propylene throughput volumes	41	37	40	36	37
NGL Pipelines & Services:
Dedicated NGL volumes (MBPD)
DEP South Texas NGL Pipeline System	73	74	73	72	67

Comparison of Results of Operations

The following table summarizes the key components of our results of operations for the periods indicated (dollars in thousands):

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Six	For the Five	For the One
	Months Ended June 30,		Months Ended June 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Revenues	$360,385	$236,896	$622,174	$370,770	$66,674
Operating costs and expenses	350,456	222,711	595,950	347,142	61,187
General and administrative costs	1,594	1,026	3,719	1,383	477
Operating income	8,563	13,273	22,891	22,405	5,035
Interest expense	2,700	2,410	5,468	3,541	--
Parent interest in income of subsidiaries	599	(6,603)	(5,017)	(10,652)	--
Net income	6,604	4,548	12,636	8,471	5,035

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

The following table presents our gross operating margin by business segment and in total for the periods indicated (dollars in thousands):

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Six	For the Five	For the One
	Months Ended June 30,		Months Ended June 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Gross operating margin by segment:
NGL & Petrochemical Storage Services	$3,482	$10,741	$13,649	$17,421	$1,770
Onshore Natural Gas Pipelines & Services	6,786	2,179	12,972	4,056	1,605
Petrochemical Pipeline Services	3,392	3,288	6,305	5,504	2,700
NGL Pipelines & Services	5,049	5,294	9,991	8,523	1,646
Total segment gross operating margin	$18,709	$21,502	$42,917	$35,504	$7,721

See “Other Items – Non-GAAP reconciliations” included within this Item 2 for a reconciliation of our non-GAAP gross operating margin to GAAP operating income and further to GAAP net income.

The following table summarizes the contribution to revenues from each business segment during the periods indicated (dollars in thousands):

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Six	For the Five	For the One
	Months Ended June 30,		Months Ended June 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
NGL & Petrochemical Storage Services	$21,969	$17,539	$42,137	$28,978	$5,164
Onshore Natural Gas Pipelines & Services	328,472	209,600	560,436	325,895	56,769
Petrochemical Pipeline Services	4,169	4,100	7,995	6,775	2,990
NGL Pipelines & Services	5,775	5,657	11,606	9,122	1,751
Total revenues	$360,385	$236,896	$622,174	$370,770	$66,674

With respect to our Onshore Natural Gas Pipelines & Services segment, changes in segment revenues and costs and expenses are explained in part by changes in natural gas prices.  In general, higher natural gas prices result in an increase in our revenues attributable to the sale of natural gas; however, these same higher prices also increase the associated cost of sales as purchase prices rise.  The following table provides additional information regarding the natural gas marketing activities of Acadian Gas for the periods indicated (dollars in thousands):

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Six	For the Five	For the One
	Months Ended June 30,		Months Ended June 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Natural gas sales volumes (BBtus/d)	362	312	331	290	281
Natural gas marketing sales revenue	$326,124	$207,164	$555,439	$321,998	$55,868
Natural gas marketing cost of sales	$317,576	$202,694	$539,988	$314,691	$54,221

Comparison of Three Months Ended June 30, 2008 with Three Months Ended June 30, 2007

Overall, consolidated revenues for the second quarter of 2008 were $360.4 million compared to $236.9 million for the second quarter of 2007.  Revenues from our NGL & Petrochemical Storage Services segment increased $4.4 million quarter-to-quarter primarily due to higher volumes and throughput and base reservation fees.  Revenues from our Onshore Natural Gas Pipelines & Services segment increased $118.9 million quarter-to-quarter primarily due to higher natural gas sales prices and volumes.  Natural gas prices (as measured at Henry Hub) for the second quarter of 2008 averaged $10.94 per MMBtu compared to $7.55 per MMBtu during the second quarter of 2007.  Overall, natural gas sales volumes averaged 362 BBtus/d during the second quarter of 2008 compared to 312 BBtus/d during the second quarter of 2007. Revenues from our Petrochemical Pipeline Services segment increased $0.1 million quarter-to-quarter primarily due to higher transportation volumes on our Lou-Tex Propylene Pipeline.  Lastly, revenues from our NGL Pipelines & Services segment increased $0.1 million quarter-to-quarter as a result of higher transportation fees, which increased due to annual escalation provisions for inflation and power costs.

Consolidated operating costs and expenses were $350.5 million for the second quarter of 2008 compared to $222.7 million for the second quarter of 2007.  The $127.8 million quarter-to-quarter increase in operating costs and expenses is primarily due to a $114.8 million increase in the cost of sales associated with the natural gas marketing activities of Acadian Gas.  The increase in quarter-to-quarter cost of sales is due to higher natural gas prices and sales volumes.  The quarter-to-quarter increase in consolidated operating costs and expenses also reflects the recognition in our NGL & Petrochemical Storage Services segment of an operational measurement loss of $5.7 million in the second quarter of 2008 compared to a $2.8 million operational measurement gain recorded in the second quarter of 2007. Operational measurement gains and losses are allocated to EPO through its Parent interest in the earnings of Mont Belvieu Caverns.  As such, EPO is required to contribute cash to Mont Belvieu Caverns for operational measurement losses and is entitled to receive distributions for operational measurement gains.

Consolidated general and administrative costs were $1.6 million for the second quarter of 2008 compared to $1.0 million for the second quarter of 2007.  The $0.6 million quarter-to-quarter increase in such costs is primarily due to an increase in employee compensation costs.  Equity earnings from Evangeline were $0.2 million for the second quarter of 2008 compared to $0.1 million for the second quarter of 2007.

Operating income for the second quarter of 2008 was $8.6 million compared to $13.3 million for the second quarter of 2007.  Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to the $4.7 million decrease in operating income quarter-to-quarter.

Interest expense was $0.3 million higher quarter-to-quarter due to increased borrowings under our revolving credit facility.

Parent interest in the income of subsidiaries (i.e. EPO’s share of the earnings of our consolidated subsidiaries, including special allocations associated with the operations of Mont Belvieu Caverns) reflects the allocation of $0.6 million of expenses to EPO for the second quarter of 2008 compared to the allocation of $6.6 million of income to EPO during the second quarter of 2007.  The quarter-to-quarter change is primarily due to Mont Belvieu Caverns allocating EPO operational measurement losses of $5.7 million during the second quarter of 2008 versus operational measurement gains of $2.8 million during the second quarter of 2007. See Note 10 of the Notes to Unaudited Condensed Consolidated/Combined Financial Statements for additional information regarding the Parent interest amounts.

As a result of the items noted in the previous paragraphs, net income increased $2.1 million quarter-to-quarter to $6.6 million for the second quarter of 2008 compared to $4.5 million for the second quarter of 2007.

The following information highlights significant quarter-to-quarter variances in gross operating margin by business segment.

NGL & Petrochemical Storage Services.  Gross operating margin from this business segment was $3.5 million for the second quarter of 2008 compared to $10.7 million for the second quarter of 2007.  Revenues increased $4.4 million quarter-to-quarter primarily due to higher volumes and fees.  Operating costs and expenses increased $11.6 million quarter-to-quarter primarily due to the timing of operational measurement gains and losses and higher employee and power costs during the second quarter of 2008 relative to the second quarter of 2007. Although included in gross operating margin, operational measurement gains and losses for this business are allocated to EPO through Parent interest in the income of Mont Belvieu Caverns; thus, such gains and losses are not a factor in our consolidated net income or loss.

Onshore Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $6.8 million for the second quarter of 2008 compared to $2.2 million for the second quarter of 2007.  The $4.6 million quarter-to-quarter increase in segment gross operating margin is primarily due to improved natural gas sales margins and higher sales volumes on the Acadian Gas system during the second quarter of 2008 relative to the second quarter of 2007.  Higher sales margins during the second quarter of 2008 reflect a quarter-to-quarter decrease in lost and unaccounted for natural gas, which is attributable to successful pipeline integrity and maintenance projects completed during 2007. This segment benefited from a $0.9 million decrease in pipeline integrity and maintenance expenses quarter-to-quarter.  Equity earnings from our investment in Evangeline increased $0.1 million quarter-to-quarter.

Petrochemical Pipeline Services.  Gross operating margin from this business segment was $3.4 million for the second quarter of 2008 compared to $3.3 million for the second quarter of 2007.  Petrochemical transportation volumes increased to 41 MBPD during the second quarter of 2008 from 37 MBPD during the second quarter of 2007.  The $0.1 million quarter-to-quarter increase in segment gross operating margin is primarily due to higher transportation volumes on our Lou-Tex Propylene Pipeline.

NGL Pipelines & Services.  Gross operating margin from this business segment was $5.0 million for the second quarter of 2008 compared to $5.3 million for the second quarter of 2007.  Revenues from this business segment increased $0.1 million quarter-to-quarter primarily due to higher transportation fees.   EPO currently pays us a dedication fee of $0.0204 per gallon for all NGLs produced at the Shoup and Armstrong plants whether or not EPO ships any NGLs on the DEP South Texas NGL Pipeline System.  Revenues from this dedication fee represent substantially all of the revenues for this business segment.  The transportation fee is subject to adjustment on an annual basis for inflation and power costs, but in no event can be less than $0.02 per gallon.  Operating costs and expenses increased $0.4 million quarter-to-quarter primarily due to higher ad valorem tax and maintenance expenses.  Dedicated NGL volumes to the DEP South Texas NGL Pipeline were 73 MBPD during the second quarter of 2008 compared to 74 MBPD during the second quarter of 2007.

           Comparison of Six Months Ended June 30, 2008 with Six Months Ended June 30, 2007

Amounts referenced in this discussion pertaining to the first six months of 2008 reflect the consolidated results of the Partnership.  Amounts referenced in this discussion pertaining to the first six months of 2007 reflect the combined results of Duncan Energy Partners Predecessor for the month of January 2007 and the consolidated results of the Partnership for the five months ended June 30, 2007.  We believe that this method of presentation is useful in analyzing and comparing our operating trends.  Please read “Basis of Financial Statement Presentation” included within this Item 2 for a summary of factors that affect the comparability of the Partnership’s operating results with those of Duncan Energy Partners Predecessor.

Consolidated revenues were $622.2 million for the first six months of 2008 compared to $437.4 million for the first six months of 2007.  Revenues from our NGL and & Petrochemical Storage Services segment increased $8.0 million period-to-period primarily due to higher volumes and throughput and base reservation fees.  Revenues from our Onshore Natural Gas Pipelines & Services segment increased $177.8 million period-to-period primarily due to higher natural gas sales prices and volumes.  The Henry Hub natural gas price averaged $9.49 per MMBtu for the first six months of 2008 compared to an average of $7.16 per MMBtu during the first six months of 2007.  Overall, natural gas sales volumes averaged 331 BBtus/d during the first six months of 2008 compared to 289 BBtus/d during the first six months of 2007.

Revenues from our Petrochemical Pipeline Services segment decreased $1.8 million period-to-period primarily due to lower transportation fees resulting from the assignment of certain exchange agreements to us at the time of our initial public offering. Historically, EPO was the shipper of record on our Lou-Tex Propylene and Sabine Propylene Pipelines, and we charged EPO the maximum tariff rate for using these assets.  EPO then contracted with third parties to ship volumes on these pipelines under product exchange agreements.  In general, the revenues recognized by EPO in connection with these exchange agreements were lower than the maximum tariff rate it paid us.  In connection with our initial public offering, EPO assigned the third party product exchange agreements to us.  Accordingly, the transportation fees we receive from third parties for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPO prior to February 2007.  Although EPO has assigned these agreements to us, it remains jointly and severally liable to the Partnership for performance of the agreements.

Lastly, revenues from our NGL Pipelines & Services segment increased $0.7 million period-to-period due to higher fractionation volumes at EPO’s Shoup and Armstrong NGL fractionators and higher transportation fees during 2008.

Consolidated operating costs and expenses were $596.0 million for the first six months of 2008 compared to $408.3 million for the first six months of 2007.  The $187.7 million period-to-period increase in operating costs and expenses is primarily due to a $171.1 million increase in the cost of sales associated with the natural gas marketing activities of Acadian Gas.  The period-to-period increase in cost of sales is due to higher natural gas prices and sales volumes.  The period-to-period increase in consolidated operating costs and expenses also reflects the recognition in our NGL & Petrochemical Storage Services segment of a net operational measurement loss of $4.9 million in the first six months of 2008 compared to $3.6 million of operational measurement gains recorded during the first six months of 2007.  These operational measurement gains and losses are allocated to EPO through its Parent interest in the earnings of Mont Belvieu Caverns.

Consolidated general and administrative costs were $3.7 million for the first six months of 2008 compared to $1.9 million for the first six months of 2007.  The $1.8 million period-to-period increase in such costs is primarily due to a $1.2 million increase in employee compensation costs and a $0.5 million increase in expenses for accounting and tax services.  Equity earnings from Evangeline were $0.4 million for the first six months of 2008 compared to $0.2 million for the first six months of 2007.

Operating income for the first six months of 2008 was $22.9 million compared to $27.4 million for the first six months of 2007.  Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to the $4.5 million decrease in operating income period-to-period.

Interest expense was $1.9 million higher period-to-period due to increased borrowings under our revolving credit facility.

Parent interest in the income of subsidiaries (i.e. EPO’s share of the earnings of our consolidated subsidiaries, including special allocations associated with the operations of Mont Belvieu Caverns) reflects the allocation of $5.0 million of income to EPO for the first six months of 2008 compared to an income allocation of $10.7 million during the five months ended June 30, 2007.  The period-to-period change is primarily due to Mont Belvieu Caverns allocating EPO operational measurement losses of $4.9 million during the first six months of 2008 versus operational measurement gains of $4.1 million during the five months ended June 30, 2007.  See Note 10 of the Notes to Unaudited Condensed Consolidated/Combined Financial Statements for additional information regarding the Parent interest amounts.

As a result of the items noted in the previous paragraphs, our net income decreased $0.9 million period-to-period to $12.6 million for the first six months of 2008 compared to $13.5 million for the first six months of 2007.

The following information highlights significant period-to-period variances in gross operating margin by business segment.

NGL & Petrochemical Storage Services.  Gross operating margin from this business segment was $13.6 million for the first six months of 2008 compared to $19.2 million for the first six months of 2007.  Revenues increased $8.0 million period-to-period due to higher volumes and fees.  Operating costs and expenses increased $13.6 million period-to-period primarily due to the timing of operational measurement gains and losses and higher employee, power and maintenance costs during the first six months of 2008 relative to the first six months of 2007.

Onshore Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $13.0 million for the first six months of 2008 compared to $5.7 million for the first six months of 2007.  The $7.3 million period-to-period increase in segment gross operating margin is primarily due to improved natural gas sales margins and higher sales volumes on the Acadian Gas system.  Higher sales margins during the first six months of 2008 reflect a period-to-period decrease in lost and unaccounted for natural gas, which is attributable to successful pipeline integrity and maintenance projects completed during 2007.  This segment benefited from a $1.4 million decrease in pipeline integrity and maintenance expenses period-to-period. Equity earnings from our investment in Evangeline increased $0.2 million period-to-period.  Natural gas throughput volumes, which includes sales and transportation volumes,  increased to 720 BBtu/d during the first six months of 2008 from 697 BBtu/d during the first six months of 2007.

Petrochemical Pipeline Services.  Gross operating margin from this business segment was $6.3 million for the first six months of 2008 compared to $8.2 million for the first six months of 2007.  Petrochemical transportation volumes increased to 40 MBPD during the first six months of 2008 compared to 36 MBPD during the first six months of 2007.  Transportation revenues decreased $1.8 million period-to-period due to lower transportation fees.   Segment operating costs and expenses increased $0.1 million period-to-period.  Operating costs and expenses increased $0.3 million period-to-period primarily due to higher employee costs.  Expenses for pipeline integrity decreased $0.2 million period-to-period.

NGL Pipelines & Services.  Gross operating margin from this business segment was $10.0 million for the first six months of 2008 compared to $10.2 million for the first six months of 2007.  Revenues from this business segment increased $0.7 million period-to-period due to an increase in NGL fractionation volumes at EPO’s Shoup and Armstrong NGL fractionators and higher transportation fees.  These fractionators produced 73 MBPD of NGL volumes during the first six months of 2008 compared to 71 MBPD during the first six months of 2007.  Operating costs and expenses increased $0.9 million period-to-period primarily due to higher ad valorem tax and insurance expenses during the first six months of 2008 relative to the first six months of 2007.

Liquidity and Capital Resources

At June 30, 2008, we had $13.4 million of unrestricted cash on hand and approximately $90.9 million of credit available under our $300.0 Million Revolving Credit Facility.  We had $208.0 million in principal and a $1.1 million letter of credit outstanding under this credit facility at June 30, 2008. Our revolving credit facility requires us to maintain certain financial and other customary covenants.  We were in compliance with the covenants of our credit facility at June 30, 2008 and December 31, 2007.  It is our belief that we will continue to have adequate liquidity to fund future recurring operating and investing activities.

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business combinations and distributions to our partners.  We expect to fund our short-term needs for such items as operating expenses and sustaining capital expenditures with operating cash flows and borrowings under our revolving credit facility.  Capital expenditures for long-term needs resulting from business expansion projects and acquisitions are expected to be funded by a variety of sources (either separately or in combination) including operating cash flows, borrowings under credit facilities, cash contributions from our Parent, the issuance of additional equity and debt securities and proceeds from divestitures of ownership interests in assets to affiliates or third parties.  We expect to fund cash distributions to partners primarily with operating cash flows.  Our debt service requirements are expected to be funded by operating cash flows and/or financing arrangements.

Registration Statements

We may issue equity or debt securities to assist us in meeting our liquidity and capital spending requirements.  On March 6, 2008, we filed a universal shelf registration statement with the SEC to periodically issue up to $1.00 billion in debt and equity securities.  We expect to use any proceeds from such offerings for general partnership purposes, including debt repayments, working capital requirements, capital expenditures and business combinations.  We have not issued any securities under this registration statement as of August 1, 2008.

Cash Flows from Operating, Investing and Financing Activities

This discussion of our cash flows addresses the six month period ended June 30, 2008.  Due to the factors affecting comparability of our financial statements with those of Duncan Energy Partners Predecessor (see “Basis of Financial Statement Presentation” within this Item 2), we do not believe that a discussion of cash flow variances between the six months ended June 30, 2008 and 2007 is meaningful or relevant to investors.

We use the indirect method to compute net cash flows provided by operating activities.  See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for information regarding this method of presentation.

Net cash flows provided by operating activities are largely dependent on earnings from our business activities.  As a result, these cash flows are exposed to certain risks.  We operate predominantly in the midstream energy industry.  We provide services for producers and consumers of natural gas and NGLs.  The products that we store, sell or transport are principally used as fuel for residential, agricultural and commercial heating; as feedstocks in petrochemical manufacturing; and in the production of motor gasoline.  Reduced demand for our services or products by industrial customers, whether because of general economic conditions, reduced demand for the end products made with our products, increased competition from other service providers or producers due to pricing differences or other reasons could have a negative impact on our earnings and thus the availability of net cash provided by operating activities.

Cash used in investing activities primarily represents expenditures for additions to property, plant and equipment and investments in unconsolidated affiliates.  Cash provided by financing activities generally consists of borrowings and repayments of debt and distributions to partners and Parent interest.  Amounts presented in our Unaudited Condensed Statements of Consolidated Cash Flows for borrowings and repayments under debt agreements are influenced by the magnitude of cash receipts and payments under our revolving credit facility.

The following table summarizes our total operating, investing and financing cash flows for the six months ended June 30, 2008 (dollars in millions).

Net cash provided by operating activities	$10.9
Cash used in investing activities	100.1
Cash provided by financing activities	100.3

See our Unaudited Statements of Consolidated/Combined Cash Flows included under Item 1 of this quarterly report for information regarding the components of the cash flow totals presented above.

Net cash provided by operating activities was $10.9 million for the six months ended June 30, 2008.  This amount represents 100% of the cash flow generated by our operations, inclusive of Parent interest in the cash flows of our operating subsidiaries.  Actual distributions to our Parent of subsidiary cash flows are presented as a component of financing cash flows.  Operating cash flows for the six months ended June 30, 2008 are primarily a reflection of our net income adjusted for non-cash amounts such as depreciation, amortization and Parent interest.  Changes in operating accounts primarily reflect the timing of cash receipts and disbursements, use of prepaid and other current assets in the current period, and other adjustments for accrued expenditures.  For information regarding our net income for the six months ended June 30, 2008, please see “Results of Operations” included within this Item 2.

Cash used in investing activities was $100.1 million for the six months ended June 30, 2008.  This amount represents 100% of the cash used in investing activities by our subsidiaries, inclusive of capital spending funded entirely by EPO under the Omnibus Agreement and Mont Belvieu Caverns’ LLC Agreement.  EPO’s contributions to our subsidiaries to fund these projects are presented as components of financing cash flows.

Our capital spending for property, plant and equipment was $100.1 million during the six months ended June 30, 2008.  This amount includes $57.1 million for the Mont Belvieu storage well optimization projects, $37.3 million for the DEP South Texas NGL Pipeline System growth capital expenditures and $5.3 million in sustaining capital expenditures.  Based on information currently available, we estimate our sustaining capital spending for the remainder of 2008 (i.e., the third and fourth quarters) will approximate $9.6 million.  We anticipate that any capital spending for growth capital projects for the remainder of 2008 will be funded 100% by EPO.

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

Cash provided by financing activities was $100.3 million for the six months ended June 30, 2008. This net cash inflow was generally due to contributions made by the Parent in connection with the Omnibus Agreement and Mont Belvieu Caverns’ LLC Agreement as described below.

In certain cases, EPO is responsible for funding 100% of project costs rather than sharing such costs with the Partnership in accordance with the existing sharing ratio of 66% funded by the Partnership and 34% funded by EPO.Under the Omnibus Agreement, EPO agreed to make additional cash contributions to South Texas NGL and Mont Belvieu Caverns to fund 100% of project costs in excess of (i) the $28.6 million of estimated costs to complete the Phase II expansion of the DEP South Texas NGL Pipeline System and (ii) the $14.1 million of estimated costs for additional Mont Belvieu brine production capacity and above-ground storage reservoir projects.  These projects were in progress at the time of our initial public offering. EPO made cash contributions to our subsidiaries of $36.7 million under the Omnibus Agreement during the six months ended June 30, 2008.  Of this amount, $36.6 million was contributed to South Texas NGL to fund costs of its Phase II pipeline project.  We expect additional contributions of approximately $6.7 million from EPO during the remainder of 2008 in satisfaction of its project funding obligations under the Omnibus Agreement.   EPO will not receive an increased allocation of earnings or cash flows as a result of these contributions to South Texas NGL or Mont Belvieu Caverns.

The Mont Belvieu Caverns’ LLC Agreement (the “Caverns LLC Agreement”) states that if the Partnership elects to not participate in certain projects of Mont Belvieu Caverns, then EPO is responsible for funding 100% of such projects.  To the extent such non-participated projects generate identifiable incremental earnings for Mont Belvieu Caverns in the future, the earnings and cash flows of Mont Belvieu Caverns will be adjusted to allocate such incremental amounts to EPO by special allocation or otherwise. Under the terms of the Caverns LLC Agreement, the Partnership may elect to acquire a 66% share of these projects from EPO at a later date.   EPO made cash contributions of $68.1 million under the Caverns LLC Agreement during the six months ended June 30, 2008.  These expenditures are associated with storage-related projects sponsored by EPO’s NGL marketing activities.  At present, Mont Belvieu Caverns is not expected to generate any identifiable incremental earnings in connection with these projects; thus, the sharing ratios for Mont Belvieu Caverns are not expected to change.  We expect additional contributions of approximately $23.8 million from EPO under the Caverns LLC Agreement during the remainder of 2008.

In addition to the special contributions noted above, EPO made routine proportionate contributions to our subsidiaries (based on EPO’s 34% ownership interests) of $22.6 million during the first six months of 2008.   These contributions were generally used to fund EPO’s share of our subsidiaries’ other capital spending requirements.  Conversely, our subsidiaries paid aggregate distributions of $18.0 million to EPO during the six months ended June 30, 2008 based on EPO’s sharing ratio of 34% in each subsidiary’s operating cash flows.

The Partnership made net borrowings of $8.0 million under its revolving credit agreement during the six months ended June 30, 2008.  The increase in principal was related to the spending requirements of our consolidated subsidiaries, including those related to capital projects.

The Partnership paid a total of $17.0 million in cash distributions to its partners during the six months ended June 30, 2008.   On July 16, 2008, the Partnership declared a cash distribution with respect to the second quarter of 2008 of $0.42 per common unit payable on August 7, 2008 to unitholders of record on July 31, 2008.

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

Summary of Related Party Transactions

 The following table summarizes our significant revenue and expense transactions with related parties during the periods indicated (dollars in thousands):

					Duncan
					Energy
					Partners
	Duncan Energy Partners				Predecessor
	For the Three		For the Six	For the Five	For the One
	Months Ended June 30,		Months Ended June 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Related party revenues:
Revenues from EPO:
Sale of natural gas	$30,437	$5,080	$45,205	$6,977	$2,327
NGL and petrochemical storage services	8,287	7,324	16,493	12,092	1,534
NGL transportation services	5,775	5,657	11,606	9,122	1,751
Petrochemical pipeline services	--	--	--	--	2,990
Storage revenues from TEPPCO	377	--	409	--	--
Total	44,876	18,061	73,713	28,191	8,602
Revenues from Evangeline:
From sale of natural gas to Evangeline	94,536	65,269	147,660	97,519	15,415
Total	$139,412	$83,330	$221,373	$125,710	$24,017

Related party operating costs and expenses:
Expenses with EPO:
From purchase of natural gas	$34,308	$8,933	$35,883	$10,115	$654
Allocation of operational measurement
losses (gains) to EPO by Mont Belvieu
Caverns (see Note 10)	5,741	(2,818)	4,917	(4,146)	--
Other	3,404	1,640	5,917	2,199	--
Expenses with EPCO:
From administrative services agreement	5,225	5,032	10,986	7,645	2,487
Lease expense with TEPPCO	--	72	27	72	--
Other	2	1	5	1	8
Total	$48,680	$12,860	$57,735	$15,886	$3,149

Related party general and administrative costs:
Expenses with EPCO:
From administrative services agreement	$1,075	$222	$2,479	$233	$--
Other	--	324	--	537	455
Total	$1,075	$546	$2,479	$770	$455

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

Non-GAAP reconciliations

The following table reconciles our measurement of total non-GAAP gross operating margin to GAAP operating income and further to GAAP net income for the periods indicated (dollars in thousands):

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Six	For the Five	For the One
	Months Ended June 30,		Months Ended June 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Total segment gross operating margin	$18,709	$21,502	$42,917	$35,504	$7,721
Adjustments to reconcile total non-GAAP segment gross
operating margin to operating income:
Depreciation, amortization and accretion in operating
costs and expenses	(8,890)	(7,203)	(16,645)	(11,718)	(2,209)
Gain on sale of assets in operating costs and expenses	338	--	338	2	--
General and administrative costs	(1,594)	(1,026)	(3,719)	(1,383)	(477)
Operating income	8,563	13,273	22,891	22,405	5,035
Other expense, net	(2,542)	(2,181)	(5,210)	(3,168)	--
Provision for income taxes	(16)	59	(28)	(114)	--
Parent interest in income of subsidiaries	599	(6,603)	(5,017)	(10,652)	--
Net income	$6,604	$4,548	$12,636	$8,471	$5,035

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

At June 30, 2008 and December 31, 2007, the aggregate fair value of the swaps was a negative $4.1 million and $3.8 million, respectively, with the offset recorded in partners’ equity as accumulated other comprehensive loss.  We expect to reclassify $0.8 million of this loss to earnings (as an increase in interest expense) during the third quarter of 2008.  The remainder of the estimated loss would be similarly reclassified to earnings if the forward interest rate assumptions underlying the estimated loss materialized.

With respect to the fourth quarter of 2008 and first and second quarters of 2009, the reclassification amount would be $1.6 million in the aggregate.

If forward interest rates were to increase by 10%, the fair value of these instruments would change to a negative $2.8 million.  Conversely, if forward interest rates were to decrease by 10%, the fair value would change to a negative $5.3 million.

Commodity Risk Hedging Program

In addition to natural gas transportation, Acadian Gas engages in the purchase and sale of natural gas.  The price of natural gas fluctuates in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control.  We may use commodity financial instruments such as futures, swaps and forward contracts to mitigate our risk exposure.  In general, the types of risks we attempt to hedge are those related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices.  The commodity financial instruments we utilize may be settled in cash or with another financial instrument.

Acadian Gas enters into cash flow hedges in connection with its natural gas sales.  In addition, Acadian Gas enters into mark-to-market financial instruments that effectively fix the price of natural gas for certain of its customers.

The fair value of the Acadian Gas commodity financial instrument portfolio was negligible at June 30, 2008 and December 31, 2007. We recorded gains of $86 thousand and $53 thousand for the three months ended June 30, 2008 and 2007, respectively, related to these commodity financial instruments.  We recorded a gain of $11 thousand, a gain of $49 thousand and a loss of $0.4 million for the six months ended June 30, 2008, the five months ended June 30, 2007 and the one month ended January 31, 2007, respectively.

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

Item 4.  Controls and Procedures.

Our management, with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”) of DEP GP, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered on this report.  Based on their evaluation, the CEO and CFO of our general partner have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) are effective at a reasonable assurance level.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In general, there have been no significant changes in our risk factors since December 31, 2007.  For a detailed discussion of our risk factors, please read, Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any of our common units during the three months and six months ended June 30, 2008.

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

3.4	Second Amended and Restated Limited Liability Company Agreement of DEP Holdings, LLC, dated May 3, 2007 (incorporated by reference to Exhibit 3.4 to Form 10-Q for the period ended June 30, 2007, filed on May 4, 2007).
3.5	Certificate of Formation of DEP OLPGP, LLC (incorporated by reference to Exhibit 3.5 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).
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

10.1***	Second Amendment to Agreement of Limited Partnership of EPE Unit L.P. dated July 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enterprise GP Holdings L.P. on July 7, 2008).
10.2***
Second Amendment to Agreement of Limited Partnership of EPE Unit II, L.P. dated July 1, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Enterprise GP Holdings L.P. on July 7, 2008).

10.3***
Second Amendment to Agreement of Limited Partnership of EPE Unit III, L.P. dated July 1, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Enterprise GP Holdings L.P. on July 7, 2008).

31.1#	Sarbanes-Oxley Section 302 certification of Richard H. Bachmann for Duncan Energy Partners L.P. for the June 30, 2008 quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. June 30, 2008 quarterly report on Form 10-Q.
32.1#	Section 1350 certification of Richard H. Bachmann for the June 30, 2008 quarterly report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for the June 30, 2008 quarterly report on Form 10-Q.

*
With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323; Enterprise GP Holdings L.P., 1-32610; and Duncan Energy Partners L.P., 1-33266.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on August 11, 2008.

DUNCAN ENERGY PARTNERS L.P.
(A Delaware Limited Partnership)
By:	DEP Holdings, LLC,
as general partner

By:	/s/ Michael J. Knesek
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller and Principal Accounting Officer of DEP Holdings, LLC