Form 10-Q
period 2008-09-30
Duncan Energy Partners L.P.
filed 2008-11-10
CIK 1379378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐    No ☑

There were 20,301,571 common units of Duncan Energy Partners L.P. outstanding at November 3, 2008.  These common units trade on the New York Stock Exchange under the ticker symbol “DEP.”

DUNCAN ENERGY PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(See Note 1 for Basis of Financial Statement Presentation)
(Dollars in thousands)

	September 30,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$12,846	$2,199
Accounts receivable – trade, net of allowance for doubtful accounts
of $37 at September 30, 2008 and $47 at December 31, 2007	73,534	77,912
Accounts receivable – related parties	10,228	3,007
Inventories	13,811	8,510
Prepaid and other current assets	2,497	2,772
Total current assets	112,916	94,400
Property, plant and equipment, net	959,681	877,510
Investments in and advances to Evangeline	4,488	3,490
Intangible assets, net of accumulated amortization of $1,567 at
September 30, 2008 and $1,393 at December 31, 2007	6,559	6,733
Other assets	295	273
Total assets	$1,083,939	$982,406

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable – trade	$6,657	$17,367
Accounts payable – related parties	3,260	21,712
Accrued product payables	56,553	57,474
Accrued costs and expenses	5,459	1,204
Accrued interest	145	186
Accrued ad valorem taxes	6,626	2,335
Deferred revenue	4,961	1,197
Other current liabilities	3,688	4,005
Total current liabilities	87,349	105,480
Long-term debt (see Note 8)	212,000	200,000
Other long-term liabilities	4,094	3,937
Parent interest in subsidiaries (see Note 10)	473,496	356,214
Commitments and contingencies
Partners’ equity:
Limited partners (20,301,571 common units outstanding at
September 30, 2008 and December 31, 2007)	310,960	319,769
General partner	419	599
Accumulated other comprehensive loss	(4,379)	(3,593)
Total partners’ equity	307,000	316,775
Total liabilities and partners’ equity	$1,083,939	$982,406

See Notes to Financial Statements

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED/COMBINED OPERATIONS
AND COMPREHENSIVE INCOME
(See Note 1 for Basis of Financial Statement Presentation)
(Dollars in thousands, except per unit amounts)

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Nine	For the Eight	For the One
	Months Ended September 30,		Months Ended September 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Revenues:
Third parties	$143,596	$116,569	$544,397	$361,629	$42,657
Related parties (see Note 12)	177,769	104,003	399,142	229,713	24,017
Total revenues (see Note 11)	321,365	220,572	943,539	591,342	66,674
Costs and expenses:
Operating costs and expenses:
Third parties	191,160	194,653	729,375	525,909	58,038
Related parties (see Note 12)	117,993	14,004	175,728	29,890	3,149
Total operating costs and expenses	309,153	208,657	905,103	555,799	61,187
General and administrative costs:
Third parties	512	399	1,752	1,012	22
Related parties (see Note 12)	1,102	747	3,581	1,517	455
Total general and administrative costs	1,614	1,146	5,333	2,529	477
Total costs and expenses	310,767	209,803	910,436	558,328	61,664
Equity in income of Evangeline	311	(5)	697	155	25
Operating income	10,909	10,764	33,800	33,169	5,035
Other income (expense):
Interest expense	(2,887)	(3,180)	(8,355)	(6,721)	--
Interest income	168	130	426	503	--
Total other expense	(2,719)	(3,050)	(7,929)	(6,218)	--
Income before provision for income taxes and
Parent interest in income of subsidiaries	8,190	7,714	25,871	26,951	5,035
Provision for income taxes	(39)	(32)	(67)	(146)	--
Income before Parent interest in income of subsidiaries	8,151	7,682	25,804	26,805	5,035
Parent interest in income of subsidiaries (see Note 10)	(4,348)	(3,188)	(9,365)	(13,840)	--
Net income	3,803	4,494	16,439	12,965	5,035
Change in fair value of cash flow hedges	(474)	328	(786)	81	--
Comprehensive income	$3,329	$4,822	$15,653	$13,046	$5,035

Net income allocation: (see Note 13)
Limited partners’ interest in net income	$3,727	$4,404	$16,110	$12,706
General partner interest in net income	$76	$90	$329	$259

Earnings per unit: (see Note 13)
Basic and diluted income per unit	$0.18	$0.22	$0.79	$0.63

See Notes to Financial Statements

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED/COMBINED CASH FLOWS
(See Note 1 for Basis of Financial Statement Presentation)
(Dollars in thousands)

			Duncan Energy
	Duncan Energy Partners		Partners Predecessor
	For the Nine	For the Eight	For the One
	Months Ended September 30,		Month Ended
	2008	2007	January 31, 2007
Operating activities:
Net income	$16,439	$12,965	$5,035
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, amortization and accretion
in operating costs and expenses	25,114	18,967	2,209
Depreciation and amortization in general
and administrative costs	265	132	--
Amortization in interest expense	97	85	--
Equity in income of Evangeline	(697)	(155)	(25)
Parent interest in income of subsidiaries	9,365	13,840	--
Gain from asset sales and related transactions	(402)	(19)	--
Deferred income tax expense	(28)	64	--
Changes in fair market value of financial instruments	(131)	157	--
Net effect of changes in operating accounts (see Note 16)	(28,125)	40,945	(10,754)
Net cash provided by (used in) operating activities	21,897	86,981	(3,535)
Investing activities:
Capital expenditures	(120,334)	(131,793)	(5,348)
Contributions in aid of construction costs	2,282	368	349
Proceeds from asset sales and related transactions	398	3,256	--
Advances to Evangeline	(301)	(384)	--
Cash used in investing activities	(117,955)	(128,553)	(4,999)
Financing activities:
Repayments of debt	(87,000)	(61,000)	--
Borrowings under debt agreements	99,000	276,000	--
Debt issuance costs	--	(518)	--
Net proceeds from initial public offering	--	290,466	--
Distributions to our unitholders and general partner	(25,688)	(13,341)	--
Distributions to Parent at time of initial public offering	--	(459,551)	--
Distributions to Parent of subsidiary operating cash flows	(25,972)	(20,728)	--
Contributions from Parent to subsidiaries	27,493	34,034	--
Contributions from Parent in connection with
Omnibus Agreement (see Note 12)	32,465	--	--
Contributions from Parent in connection with
Mont Belvieu Caverns’ LLC Agreement (see Note 12)	86,407	--	--
Net cash contributions from owners – predecessor (see Note 2)	--	--	8,534
Cash provided by financing activities	106,705	45,362	8,534
Net change in cash and cash equivalents	10,647	3,790	--
Cash and cash equivalents, beginning of period	2,199	3	--
Cash and cash equivalents, end of period (see Note 2)	$12,846	$3,793	$--

See Notes to Financial Statements

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENT OF CONSOLIDATED PARTNERS’ EQUITY
(See Note 1 for Basis of Financial Statement Presentation and Note 9 for Unit History)
(Dollars in thousands)

			Accumulated
			Other
	Limited	General	Comprehensive
	Partners	Partner	Loss	Total
Balance, December 31, 2007	$319,769	$599	$(3,593)	$316,775
Net income	16,110	329	--	16,439
Amortization of unit-based awards	255	5	--	260
Distributions to unitholders and general partner	(25,174)	(514)	--	(25,688)
Change in fair value of cash flow hedges	--	--	(786)	(786)
Balance, September 30, 2008	$310,960	$419	$(4,379)	$307,000

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

Basis of Financial Statement Presentation

The Partnership’s financial and operating results are presented separately from those of Duncan Energy Partners Predecessor.  There were a number of contracts and other arrangements that went into effect at the time of the Partnership’s initial public offering that affect the comparability of its results (i.e., post-February 1, 2007 periods) with those of Duncan Energy Partners Predecessor (i.e., pre-February 1, 2007 periods).  These differences and other factors are summarized as follows:

▪
The Partnership’s net income reflects its 66% ownership interest in the subsidiaries that hold its operating assets.  The 34% ownership interest retained by EPO in these operating subsidiaries is recorded as Parent interest and deducted in determining the Partnership’s net income.  The net income of Duncan Energy Partners Predecessor reflects EPO’s previous 100% ownership of these subsidiaries;

▪	The fees Mont Belvieu Caverns charges EPO for underground storage services increased to market rates as a result of new agreements;

▪	Storage well measurement gains and losses are retained by EPO rather than being allocated to Mont Belvieu Caverns;

▪
Mont Belvieu Caverns makes a special allocation of its operational measurement gains and losses to EPO, which results in such gains and losses not impacting the net income or loss of Mont Belvieu Caverns. However, operational measurement gains and losses continue to be a component of gross operating margin (see Note 11 for an explanation of gross operating margin);

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

Following our initial public offering, we ceased participation in the EPO cash management program and maintain cash balances separately from EPO and its affiliates.

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

Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.  Issued in March, 2008, SFAS 161 changes the disclosure requirements for financial instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses financial instruments, (ii) how financial instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (iii) how financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using financial instruments, quantitative disclosures about fair value amounts of and gains and losses on financial instruments, and disclosures about credit-risk-related contingent features in financial instrument agreements.  This statement has the same scope as SFAS 133, and accordingly applies to all entities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS 161 only affects disclosure requirements; therefore, our adoption of this statement effective January 1, 2009 will not impact our financial position or results of operations.

FSP No. FAS 157-2, Effective Date of FASB Statement No. 157.  FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  As allowed under FSP 157-2, we have not applied the provisions of SFAS 157 to our nonfinancial assets and liabilities measured at fair value, which include certain assets and liabilities acquired in business combinations.  On January 1, 2008, we adopted the provisions of SFAS 157 that apply to financial assets and liabilities.   See Note 3 for these fair value disclosures.  We do not expect any immediate impact from adoption of the remaining portions of SFAS 157 on January 1, 2009.

In light of current market conditions, the FASB has issued additional clarifying guidance regarding the implementation of SFAS 157, particularly with respect to financial assets that do not trade in active markets such as investments in joint ventures.   This clarifying guidance did not result in a change in our accounting, reporting or impairment testing for such investments. We continue to monitor developments at the FASB and SEC for new matters and guidance that may affect our valuation processes.

FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets.  This change is intended to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of such assets under SFAS 141(R) and other accounting guidance. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after January 1, 2009 and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, January 1, 2009.  We will adopt the provisions of FSP 142-3 on January 1, 2009.

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

The following table presents selected information regarding these financial instruments at September 30, 2008:

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value
Revolving Credit Facility, due Feb. 2011	3	Sep. 2007 to Sep. 2010	Sep. 2010	3.77% to 4.62%	$175.0 million
(1) Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).

We recognized losses of $0.8 million and $1.6 million during the three and nine months ended September 30, 2008, respectively, from these swap agreements. At September 30, 2008 and December 31, 2007, the aggregate fair value of the swaps was a negative $4.3 million and $3.8 million, respectively, with the offset recorded in partners’ equity as accumulated other comprehensive loss.  We expect to reclassify $0.4 million of this loss to earnings (as an increase in interest expense) during the fourth quarter of 2008.  The remainder of the estimated loss would be similarly reclassified to earnings if the forward interest rate assumptions that existed on September 30, 2008 underlying the estimated loss materialized.  With respect to the first, second and third quarters of 2009, the reclassification amount would be $1.0 million in the aggregate.

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

The fair value of the Acadian Gas commodity financial instrument portfolio was negligible at September 30, 2008 and December 31, 2007.  We recorded a gain of $74 thousand and a loss of $0.6 million for the three months ended September 30, 2008 and 2007, respectively, related to these commodity financial instruments.  We recorded a gain of $85 thousand, a loss of $0.6 million and a loss of $0.4 million for the nine months ended September 30, 2008, the eight months ended September 30, 2007 and the one month ended January 31, 2007, respectively.

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

SFAS 157 established a three-tier hierarchy that classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.  The characteristics of fair value amounts classified within each level of the SFAS 157 hierarchy are described as follows:

▪
Level 1 fair values are based on quoted prices, which are available in active markets for identical assets or liabilities as of the measurement date.  Active markets are defined as those in which transactions for identical assets or liabilities occur in sufficient frequency so as to provide pricing information on an ongoing basis (e.g., the NYSE or the New York Mercantile Exchange).  Level 1 primarily consists of financial assets and liabilities such as exchange-traded financial instruments, publicly-traded equity securities and U.S. government treasury securities.   We had no Level 1 financial assets or liabilities at September 30, 2008.

▪
Level 2 fair values are based on pricing inputs other than quoted prices in active markets (as reflected in Level 1 fair values) and are either directly or indirectly observable as of the measurement date.  Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies.  Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value of money, volatility factors for stocks, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are (i) observable in the marketplace throughout the full term of the instrument, (ii) can be derived from observable data or (iii) are validated by inputs other than quoted prices (e.g., interest rates and yield curves at commonly quoted intervals).  Level 2 includes non-exchange-traded instruments such as over-the-counter forward contracts, options and repurchase agreements.  Our interest rate swaps and commodity financial instruments are classified as Level 2 financial liabilities and, at September 30, 2008, have a negative fair value of $4.4 million.

▪
Level 3 fair values are based on unobservable inputs.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Unobservable inputs reflect the reporting entity’s own ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk).  Unobservable inputs are based on the best information available in the circumstances, which might include the reporting entity’s internally developed data.  The reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort.  Level 3 inputs are typically used in connection with internally developed valuation methodologies where management makes its best estimate of an instrument’s fair value.  Level 3 generally includes specialized or unique financial instruments that are tailored to meet a customer’s specific needs.  We had no Level 3 financial assets or liabilities at September 30, 2008.

Note 4.  Inventories

Our inventory consists of natural gas volumes valued at the lower of average cost or market (“LCM”).  At September 30, 2008 and December 31, 2007, the value of our natural gas inventory was $13.8 million and $8.5 million, respectively.

Operating costs and expenses, as presented on our Unaudited Condensed Statements of Consolidated/Combined Operations and Comprehensive Income, include cost of sales amounts related to the sale of natural gas inventory.  We recorded cost of sales amounts of $281.4 million and $185.7 million for the three months ended September 30, 2008 and 2007, respectively, for the sale of natural gas. We recorded cost of sales amounts of $821.4 million, $500.4 million and $54.2 million for the nine months ended September 30, 2008, the eight months ended September 30, 2007 and the one month ended January 31, 2007, respectively.

As a result of fluctuating market conditions, we recognize LCM adjustments when the historical cost of our inventory exceeds its net realizable value.  These non-cash adjustments are recorded as a component of cost of sales.  We had LCM adjustments of $1.3 million for the three and nine months ended September 30, 2008, respectively.  For the eight months ended September 30, 2007 and the one month ended January 31, 2007, we recognized LCM adjustments of approximately $0.3 million and $37 thousand, respectively.  We did not have any LCM adjustments for the three months ended September 30, 2007.

Note 5.  Property, Plant and Equipment

Our property, plant and equipment values and accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful	At September 30,	At December 31,
	Life in Years	2008	2007
Plant and pipeline facilities (1)	3-35 (4)	$713,632	$560,702
Underground storage wells and related assets (2)	5-35 (5)	362,959	358,585
Transportation equipment (3)	3-10	1,568	1,414
Land		19,696	19,690
Construction in progress		59,002	109,561
Total		1,156,857	1,049,952
Less: accumulated depreciation		197,176	172,442
Property, plant and equipment, net		$959,681	$877,510

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

For the three months ended September 30, 2008 and 2007, we recorded depreciation expense of $8.3 million and $7.0 million, respectively.  For the nine months ended September 30, 2008, the eight months ended September 30, 2007 and the one month ended January 31, 2007, we recorded depreciation expense of $24.8 million, $18.7 million and $2.2 million, respectively.

For the three months ended September 30, 2008 and 2007, we recorded capitalized interest of $26 thousand and $0.4 million, respectively.  For the nine months ended September 30, 2008 and the eight months ended September 30, 2007 we recorded capitalized interest of $0.4 million and $1.6 million, respectively.

Note 6.  Investments in and Advances to Evangeline

Acadian Gas, through a wholly owned subsidiary, owns a collective 49.51% equity interest in Evangeline, which consists of a 45% direct ownership interest in Evangeline Gas Pipeline Company, L.P. (“EGP”) and a 45.05% direct interest in Evangeline Gas Corp (“EGC”).  EGC owns a 10% direct interest in EGP.  Third parties own the remaining equity interests in EGP and EGC.

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

At September 30, 2008 and December 31, 2007, the carrying value of our investment in Evangeline was $4.5 million and $3.5 million, respectively.  Our equity earnings from Evangeline were $0.3 million and a loss of $5 thousand for the three months ended September 30, 2008 and 2007, respectively.  Our equity earnings from Evangeline were $0.7 million, $155 thousand, and $25 thousand for the nine months ended September 30, 2008, the eight months ended September 30, 2007 and the one month ended January 31, 2007, respectively.  Our investment in Evangeline is classified within our Onshore Natural Gas Pipelines & Services business segment (see Note 11).

Summarized Financial Information of Evangeline

The following table presents unaudited summarized income statement data of Evangeline for the periods indicated (on a 100% basis):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues	$130,265	$78,683	$315,476	$209,790
Operating income	1,946	1,436	5,500	4,706
Net income (loss)	636	(8)	1,415	366

On a quarterly basis, we monitor the underlying business fundamentals of our Evangeline investment and test it for impairment when impairment indicators are present.  As a result of our review for the third quarter of 2008, no impairment charge was recognized.  We have the intent and ability to hold this investment, which is integral to our operations.

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

The carrying value of our intangible assets was $6.6 million and $6.7 million at September 30, 2008 and December 31, 2007, respectively.  We recorded $58 thousand of amortization expense associated with these intangible assets for each of the three month periods ended September 30, 2008 and 2007. We recorded $174 thousand, $155 thousand and $19 thousand of amortization expense associated with these intangible assets during the nine months ended September 30, 2008, the eight months ended September 30, 2007 and the one month ended January 31, 2007, respectively. For the remainder of 2008, we estimate that the amortization expense associated with these intangible assets will be $58 thousand.

Note 8.  Debt Obligations

Our consolidated debt consisted of the following at the dates indicated:

	September 30,	December 31,
	2008	2007
$300 Million Revolving Credit Facility, variable rate, due February 2011	$212,000	$200,000
Long-term debt	$212,000	$200,000

Standby letter of credit outstanding	$1,100	$1,100

For the three months ended September 30, 2008, our weighted-average variable interest rate paid on borrowings under this facility was 3.49%.   Our weighted-average variable interest rate paid was 4.15% for the nine months ended September 30, 2008.

There have been no changes in the terms of our $300 Million Revolving Credit Facility since December 31, 2007.

Covenants

We were in compliance with the covenants of our revolving credit facility at September 30, 2008 and December 31, 2007.

Evangeline debt obligations

Evangeline’s total debt (on a 100% basis) was $20.7 million at September 30, 2008 and December 31, 2007.  This debt consisted of $13.2 million due under its 9.9% fixed-rate senior secured notes (the “Series B” notes) and a $7.5 million subordinated note payable to an affiliate of our venture partner in Evangeline (the “LL&E Note”).   Evangeline was in compliance with the covenants of its debt agreements at September 30, 2008 and December 31, 2007.  There have been no changes in the terms of Evangeline’s debt agreements since December 31, 2007.

The Partnership has furnished a letter of credit on behalf of Evangeline’s debt service requirements.  At September 30, 2008, the letter of credit amount was $1.1 million.

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

Registration Statement

On March 6, 2008, we filed a universal shelf registration statement with the SEC to periodically issue up to $1.00 billion in debt and equity securities.  We expect to use any proceeds from such offerings for general partnership purposes, including debt repayments, working capital, capital expenditures and acquisitions.  As of September 30, 2008, we had not issued any securities under this registration statement.

Distributions to Unitholders and General Partner

On a quarterly basis, we distribute our available cash (as defined in our Partnership Agreement) to our partners. Such distributions are not cumulative.  Our general partner is entitled to 2% of all cash distributions we pay and has no incentive distribution rights.  Our general partner may establish, at its sole discretion, reserves that reduce the amount of our cash available for distribution to partners.  Such reserves may support future capital spending, credit needs, distributions to partners or other general partnership cash requirements.

We paid aggregate distributions to our unitholders and general partner of $25.7 million during the nine months ended September 30, 2008.  These distributions pertained to the nine month period ended June 30, 2008 (i.e., the fourth quarter of 2007 and the first and second quarters of 2008).  On November 12, 2008, we will pay a quarterly cash distribution of $0.42 per unit with respect to the third quarter of 2008, to unitholders of record at the close of business on October 31, 2008.

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss at the dates indicated.  See Note 3 for information regarding our financial instruments.

	September 30,	December 31,
	2008	2007
Commodity financial instruments	$(246)	$29
Interest rate financial instruments	(4,133)	(3,622)
Total	$(4,379)	$(3,593)

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

The following table presents the changes in “Parent interest in subsidiaries” (see our Unaudited Condensed Consolidated Balance Sheet) since December 31, 2007:

Parent interest in subsidiaries, December 31, 2007	$356,214
Parent interest in income of our subsidiaries	9,365
Contributions from Parent to Mont Belvieu Caverns in connection with capital projects in which EPO is funding 100% of the expenditures in accordance with the Mont Belvieu Caverns’ limited liability
company (“LLC”) agreement, including accrued receivables at September 30, 2008 (see Note 12)	74,972
Contributions from Parent to Mont Belvieu Caverns and South Texas NGL in connection with capital projects in which EPO is funding 100% of the expenditures in excess of certain thresholds in
accordance with the Omnibus Agreement, including accrued receivables at September 30, 2008 (see Note 12)	31,424
Other cash contributions from Parent to subsidiaries	27,493
Distributions to Parent of subsidiary operating cash flows	(25,972)
Parent interest in subsidiaries, September 30, 2008	$473,496

The following table presents our calculation of “Parent interest in income of subsidiaries” (see our Unaudited Condensed Statements of Consolidated/Combined Operations) for the three months ended September 30, 2008 and 2007:

		For The Three		For the Three
		Months Ended		Months Ended
		September 30, 2008		September 30, 2007
Net income amounts:
Mont Belvieu Caverns’ net income (before special allocation of
operational measurement gains and losses)	$3,814		$3,824
Add (deduct) operational measurement losses (gains) allocated to Parent	(1,129)	$1,129	936	$(936)
Remaining Mont Belvieu Caverns’ net income to allocate to partners	2,685		4,760
Multiplied by Parent 34% interest in remaining net income	x 34%		x 34%
Mont Belvieu Caverns’ net income allocated to Parent	$913	913	$1,618	1,618

Acadian Gas net income multiplied by Parent 34% interest		733		364
Lou-Tex Propylene net income multiplied by Parent 34% interest		390		660
Sabine Propylene net income multiplied by Parent 34% interest		96		89
South Texas NGL net income multiplied by Parent 34% interest		1,087		1,393
Parent interest in income of subsidiaries		$4,348		$3,188

The following table presents our calculation of “Parent interest in income of subsidiaries” (see our Unaudited Condensed Statements of Consolidated/Combined Operations) for the nine months ended September 30, 2008 and eight months ended September 30, 2007:

		For The Nine		For the Eight
		Months Ended		Months Ended
		September 30, 2008		September 30, 2007
Net income amounts:
Mont Belvieu Caverns’ net income (before special allocation of
operational measurement gains and losses)	$7,832		$15,376
Add (deduct) operational measurement losses (gains) allocated to Parent	3,788	$(3,788)	(3,209)	$3,209
Remaining Mont Belvieu Caverns’ net income to allocate to partners	11,620		12,167
Multiplied by Parent 34% interest in remaining net income	x 34%		x 34%
Mont Belvieu Caverns’ net income allocated to Parent	$3,951	3,951	$4,137	4,137

Acadian Gas net income multiplied by Parent 34% interest		3,620		610
Lou-Tex Propylene net income multiplied by Parent 34% interest		1,776		1,922
Sabine Propylene net income multiplied by Parent 34% interest		287		238
South Texas NGL net income multiplied by Parent 34% interest		3,519		3,724
Parent interest in income of subsidiaries		$9,365		$13,840

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

We define total segment gross operating margin as consolidated/combined operating income before (i) depreciation, amortization and accretion expense; (ii) gains and losses from asset sales and related transactions; and (iii) general and administrative expenses.  Gross operating margin by segment is calculated by subtracting segment operating costs and expenses (net of items (i) through (iii) noted in the preceding sentence) from segment revenues, with both segment totals before the elimination of any intersegment and intrasegment transactions. Gross operating margin is exclusive of other income and expense transactions, provision for income taxes, Parent interest in income of subsidiaries, extraordinary charges and the cumulative effect of changes in accounting principles.   In accordance with GAAP, intercompany accounts and transactions are eliminated in consolidation.

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

The following table shows our measurement of total segment gross operating margin for the periods indicated:

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Nine	For the Eight	For the One
	Months Ended September 30,		Months Ended September 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Revenues (1)	$321,365	$220,572	$943,539	$591,342	$66,674
Less: Operating costs and expenses (1)	(309,153)	(208,657)	(905,103)	(555,799)	(61,187)
Add: Equity in income of Evangeline (1)	311	(5)	697	155	25
Depreciation, amortization and accretion
in operating costs and expenses (2)	8,469	7,249	25,114	18,967	2,209
Gain from asset sales and related
transactions in operating costs and expenses (2)	(64)	(17)	(402)	(19)	--
Total segment gross operating margin	$20,928	$19,142	$63,845	$54,646	$7,721

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

The following table presents a reconciliation of our measurement of total gross operating margin to operating income and further to net income for the periods indicated:

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Nine	For the Eight	For the One
	Months Ended September 30,		Months Ended September 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Total segment gross operating margin	$20,928	$19,142	$63,845	$54,646	$7,721
Adjustments to reconcile total non-GAAP segment gross
operating margin to operating income:
Depreciation, amortization and accretion in operating
costs and expenses	(8,469)	(7,249)	(25,114)	(18,967)	(2,209)
Gain on asset sales and related transactions in
operating costs and expenses	64	17	402	19	--
General and administrative costs	(1,614)	(1,146)	(5,333)	(2,529)	(477)
Operating income	10,909	10,764	33,800	33,169	5,035
Other expense, net	(2,719)	(3,050)	(7,929)	(6,218)	--
Provision for income taxes	(39)	(32)	(67)	(146)	--
Parent interest in income of subsidiaries	(4,348)	(3,188)	(9,365)	(13,840)	--
Net income	$3,803	$4,494	$16,439	$12,965	$5,035

The following table presents information by segment, together with reconciliations to our consolidated/combined totals, for the periods indicated:

	Reportable Segments
	NGL and	Onshore
	Petrochemical	Natural Gas	Petrochemical	NGL	Adjustments	Consolidated/
	Storage	Pipelines &	Pipeline	Pipelines &	and	Combined
	Services	Services	Services	Services	Eliminations	Totals
Revenues from third parties:
Three months ended September 30, 2008	$13,464	$126,984	$3,148	$--	$--	$143,596
Three months ended September 30, 2007	10,819	101,947	3,803	--	--	116,569
Nine months ended September 30, 2008	38,699	494,555	11,143	--	--	544,397
Eight months ended September 30, 2007	27,705	323,346	10,578	--	--	361,629
One month ended January 31, 2007	3,630	39,027	--	--	--	42,657

Revenues from related parties:
Three months ended September 30, 2008	8,536	163,732	--	5,501	--	177,769
Three months ended September 30, 2007	7,561	90,878	--	5,564	--	104,003
Nine months ended September 30, 2008	25,438	356,597	--	17,107	--	399,142
Eight months ended September 30, 2007	19,653	195,374	--	14,686	--	229,713
One month ended January 31, 2007	1,534	17,742	2,990	1,751	--	24,017

Total revenues:
Three months ended September 30, 2008	22,000	290,716	3,148	5,501	--	321,365
Three months ended September 30, 2007	18,380	192,825	3,803	5,564	--	220,572
Nine months ended September 30, 2008	64,137	851,152	11,143	17,107	--	943,539
Eight months ended September 30, 2007	47,358	518,720	10,578	14,686	--	591,342
One month ended January 31, 2007	5,164	56,769	2,990	1,751	--	66,674

Equity in income of Evangeline:
Three months ended September 30, 2008	--	311	--	--	--	311
Three months ended September 30, 2007	--	(5)	--	--	--	(5)
Nine months ended September 30, 2008	--	697	--	--	--	697
Eight months ended September 30, 2007	--	155	--	--	--	155
One month ended January 31, 2007	--	25	--	--	--	25

Gross operating margin by individual
business segment and in total:
Three months ended September 30, 2008	9,238	4,543	2,497	4,650	--	20,928
Three months ended September 30, 2007	7,652	3,308	3,047	5,135	--	19,142
Nine months ended September 30, 2008	22,887	17,515	8,802	14,641	--	63,845
Eight months ended September 30, 2007	25,073	7,364	8,551	13,658	--	54,646
One month ended January 31, 2007	1,770	1,605	2,700	1,646	--	7,721

Segment assets:
At September 30, 2008	418,161	208,489	87,409	186,620	59,002	959,681
At December 31, 2007	345,471	206,158	89,634	126,685	109,562	877,510

Investments in and advances
to Evangeline (see Note 6):
At September 30, 2008	--	4,488	--	--	--	4,488
At December 31, 2007	--	3,490	--	--	--	3,490

Intangible assets, net (see Note 7):
At September 30, 2008	6,559	--	--	--	--	6,559
At December 31, 2007	6,733	--	--	--	--	6,733

See Note 1, “Background and Basis of Financial Statement Presentation,” for a summary of factors that affect the comparability of our segment totals for the nine months ended September 30, 2008 with prior periods.

Note 12.  Related Party Transactions

We have business relationships with EPO, Evangeline, EPCO and certain other affiliates that give rise to various related party transactions. The following table summarizes our significant revenue and expense transactions with related parties during the periods indicated.

					Duncan
					Energy
					Partners
	Duncan Energy Partners				Predecessor
	For the Three		For the Nine	For the Eight	For the One
	Months Ended September 30,		Months Ended September 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Related party revenues:
Revenues from EPO:
Sale of natural gas	$21,668	$7,857	$66,873	$14,834	$2,327
NGL and petrochemical storage services	8,159	7,561	24,652	19,653	1,534
NGL transportation services	5,501	5,564	17,107	14,686	1,751
Petrochemical pipeline services	--	--	--	--	2,990
Other midstream services	9	--	9
Storage revenues from TEPPCO	376	--	785	--	--
Total	35,713	20,982	109,426	49,173	8,602
Revenues from Evangeline:
From sale of natural gas to Evangeline	142,056	83,021	289,716	180,540	15,415
Total	$177,769	$104,003	$399,142	$229,713	$24,017

Related party operating costs and expenses:
Expenses with EPO:
From purchase of natural gas	$102,818	$6,757	$138,701	$16,872	$654
Allocation of operational measurement
losses (gains) to EPO by Mont Belvieu
Caverns (see Note 10)	(1,129)	936	3,788	(3,209)	--
Other	3,508	1,824	9,425	4,022	--
Expenses with EPCO:
From administrative services agreement	5,761	4,436	16,747	12,081	2,487
Lease expense with TEPPCO	--	27	27	99	--
Expenses with Nautilus
From purchase of natural gas	7,034	--	7,034	--	--
Expenses with Evangeline	6	19	6	19	--
Other	(5)	5	--	6	8
Total	$117,993	$14,004	$175,728	$29,890	$3,149

Related party general and administrative costs:
Expenses with EPCO:
From administrative services agreement	$1,102	$747	$3,581	$1,517	$455
Total	$1,102	$747	$3,581	$1,517	$455

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

As noted previously, EPO indemnified us for certain environmental liabilities, tax liabilities and right-of-way defects associated with the assets it contributed to us at the time of our initial public offering.  These indemnifications terminate on February 5, 2010.  There is an aggregate cap of $15.0 million on the amount of indemnity coverage and we are not entitled to indemnification until the aggregate amount of claims we incur exceeds $250 thousand.  Environmental liabilities resulting from a change of law after February 5, 2007 are excluded from the indemnity.  We made no claims to EPO during the three and nine months ended September 30, 2008 in connection with these indemnity provisions.

Under the Omnibus Agreement, EPO agreed to make additional cash contributions to South Texas NGL and Mont Belvieu Caverns to fund 100% of project costs in excess of (i) the $28.6 million of estimated costs to complete the Phase II expansion of the DEP South Texas NGL Pipeline System and (ii) the $14.1 million of estimated costs for additional Mont Belvieu brine production capacity and above-ground storage reservoir projects.  These projects were in progress at the time of our initial public offering. During the nine months ended September 30, 2008, EPO made cash contributions to our subsidiaries of $32.5 million in connection with the Omnibus Agreement, primarily as contributions to South Texas NGL to fund the costs of its Phase II pipeline project.  We expect additional contributions of approximately $2.1 million from EPO during the remainder of 2008 in satisfaction of its project funding obligations under the Omnibus Agreement.   EPO will not receive an increased allocation of earnings or cash flows as a result of these contributions to South Texas NGL and Mont Belvieu Caverns.

Mont Belvieu Caverns’ LLC Agreement. The Mont Belvieu Caverns’ LLC Agreement (the “Caverns LLC Agreement”) states that if the Partnership elects to not participate in certain projects of Mont Belvieu Caverns, then EPO is responsible for funding 100% of such projects.  To the extent such non-participated projects generate identifiable incremental cash flows for Mont Belvieu Caverns in the future, the earnings and cash flows of Mont Belvieu Caverns will be adjusted to allocate such incremental amounts to EPO by special allocation or otherwise. Under the terms of the Caverns LLC Agreement, the Partnership may elect to acquire a 66% share of these projects from EPO within 90 days of such projects being placed in service.   In November 2008, the Caverns LLC Agreement was amended to provide that EPO would prospectively receive a special allocation of 100% of the depreciation related to projects that it has fully funded.

EPO made cash contributions of $86.4 million under the Caverns LLC Agreement during the nine months ended September 30, 2008.  These expenditures are associated with storage-related projects sponsored by EPO’s NGL marketing activities and represent 100% of the costs of such projects to date.  At present, Mont Belvieu Caverns is not expected to generate any identifiable incremental cash flows in connection with these projects; thus, the sharing ratio for Mont Belvieu Caverns is not expected to change from the current ratio of 66% for the Partnership and 34% for EPO.  However, as noted above, beginning in November 2008, EPO will receive a special allocation of depreciation related to these projects. We expect additional contributions of approximately $40.6 million from EPO under the Caverns LLC Agreement for the remainder of 2008 through the first quarter of 2009. The constructed assets will be the property of Mont Belvieu Caverns.

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

Relationship with EPCO

We have no employees. All of our operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”).  EPCO also provides general and administrative support services to us in accordance with the ASA.  Enterprise Products Partners, EPO and the other affiliates of EPCO, including the Partnership, are parties to the ASA. We are required to reimburse EPCO for its services in an amount equal to the sum of all costs and expenses incurred by EPCO which are directly or indirectly related to our business or activities, including EPCO expenses reasonably allocated to us.  In addition, we have agreed to pay all sales, use, excise, value added or similar taxes, if any, which may be applicable to services provided by EPCO.

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

In general, our reimbursement to EPCO for administrative services is based either on (i) actual direct costs it incurs on our behalf (e.g., for the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to the ASA (e.g., the allocation of general, legal or accounting salaries based on estimates of time spent on each company’s business and affairs).  Since the vast majority of such expenses are charged to us on an actual basis (i.e. no mark-up or subsidy is charged or received by EPCO), we believe that such expenses are representative of what the amounts would have been on a standalone basis.  With respect to allocated costs, we believe that the proportional direct allocation method employed by EPCO is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis.

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

	For the Three		For the Nine	For the Eight
	Months Ended September 30,		Months Ended September 30,
	2008	2007	2008	2007
Net income	$3,803	$4,494	$16,439	$12,965
Multiplied by DEP GP ownership interest	2.0%	2.0%	2.0%	2.0%
Net income allocation to DEP GP	$76	$90	$329	$259

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three		For the Nine	For the Eight
	Months Ended September 30,		Months Ended September 30,
	2008	2007	2008	2007
Net income	$3,803	$4,494	$16,439	$12,965
Less net income allocation to DEP GP	76	90	329	259
Net income available to limited partners	$3,727	$4,404	$16,110	$12,706

Basic and Diluted Earnings per Unit:
Numerator:
Net income available to limited partners	$3,727	$4,404	$16,110	$12,706
Denominator:
Common units (in thousands)	20,302	20,302	20,302	20,302

Earnings per unit	$0.18	$0.22	$0.79	$0.63

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

Redelivery Commitments

We transport and store natural gas, NGLs and petrochemical products for third parties under various contracts.  These volumes are (i) accrued as product payables on our Unaudited Condensed Consolidated Balance Sheets, (ii) in transit for delivery to our customers or (iii) held at our storage facilities for redelivery to our customers.  We are insured against any physical loss of such volumes due to catastrophic events.  Under the terms of our NGL and petrochemical product storage agreements, we are generally required to redeliver volumes to the owner on demand. At September 30, 2008 and December 31, 2007, NGL and petrochemical products aggregating 22.3 million barrels and 18.1 million barrels, respectively, were due to be redelivered to their owners along with 552 BBtus and 711 BBtus, respectively, of natural gas.

Operating Leases

We lease certain property, plant and equipment under non-cancelable and cancelable operating leases.  Our significant lease agreements consist of (i) a lease of an underground storage cavern for the storage of natural gas held-for-sale and (ii) leases of right-of-way for pipeline operations. The current term of the cavern lease expires in December 2012, but may be extended through negotiations with the lessor.  Our significant right-of-way agreements have original terms that range from five to 50 years and include renewal options that could extend the agreements for up to an additional 25 years.   Lease expense was $0.2 million and $74 thousand for the three months ended September 30, 2008 and 2007, respectively.  Lease expense was $0.9 million, $0.7 million and $62 thousand for the nine months ended September 30, 2008, the eight months ended September 30, 2007 and the one month ended January 31, 2007, respectively.

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

We also have short-term payment obligations relating to capital projects we have initiated.  These commitments represent unconditional payment obligations to pay vendors for services to be rendered or products to be delivered in connection with our capital spending program.  At September 30, 2008, we had approximately $6.7 million in outstanding capital project purchase commitments.

Note 15.  Significant Risks and Uncertainties – Weather-Related Risks

We participate as named insureds in EPCO’s insurance program, which provides us with property damage, business interruption and other coverages, the scope and amounts of which are customary and sufficient for the nature and extent of our operations.  While we believe EPCO maintains adequate insurance coverage on our behalf, insurance will not cover every type of interruption that might occur.  If we were to incur a significant liability for which we were not fully insured, it could have a material impact on our consolidated financial position, results of operations and cash flows.  In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient to reimburse us for our repair costs or lost income. Any event that interrupts the revenues generated by our consolidated operations, or which causes us to make significant expenditures not covered by insurance, could reduce our ability to pay distributions to our partners and, accordingly, adversely affect the market price of our common units.

EPCO’s deductible for onshore physical damage is $10.0 million per event regardless of cause.   To qualify for business interruption coverage, covered assets must be out-of-service in excess of 60 days. In meeting the deductible amounts, property damage costs are aggregated for EPCO and its affiliates, including us.  Accordingly, our exposure with respect to the deductibles may be equal to or less than the stated amounts depending on whether other EPCO or affiliate assets are also affected by an event.

Hurricanes Gustav and Ike

In the third quarter of 2008, certain of our facilities were adversely impacted by Hurricanes Gustav and Ike.  As a result of our allocated share of EPCO’s insurance deductibles for windstorm coverage, we expensed a combined $0.9 million of repair costs for property damage in connection with these two storms. We expect to file property damage insurance claims to the extent repair costs exceed this amount.  Due to the recent nature of these storms, we are still evaluating the total cost of repairs and the potential for business interruption claims on certain of our assets.

Note 16.  Supplemental Cash Flow Information

Third parties may be obligated to reimburse us for all or a portion of project expenditures.  The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins.  We received $2.3 million, $0.4 million and $0.3 million from third parties as contributions in aid of our construction costs during the nine months ended September 30, 2008, eight months ended September 30, 2007 and one month ended January 31, 2007, respectively.

Accounts payable related to our capital spending projects totaled $5.2 million and $16.3 million at September 30, 2008 and December 31, 2007, respectively.

We determine net cash flows provided by operating activities using the indirect method, which adjusts net income for items that did not affect cash.  Under GAAP, we use the accrual basis of accounting to determine net income.  This basis of accounting requires that we record revenues when earned and expenses when incurred.  Earned revenues may include credit sales that have not been collected in cash and expenses incurred that may not have been paid in cash.   The extent to which changes in operating accounts influence net cash flows provided by operating activities generally depends on the following:

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

In addition to the adjustments noted above, noncash charges in the income statement are added back to net income and noncash credits are deducted to compute net cash flows provided by operating activities.   Examples of noncash charges include depreciation and amortization.

The net effect of changes in operating assets and liabilities is as follows for the periods indicated:

			Duncan Energy
	Duncan Energy Partners		Partners Predecessor
	For The Nine	For the Eight	For the One
	Months Ended	Months Ended	Month Ended
	September 30, 2008	September 30, 2007	January 31, 2007
Decrease (increase) in:
Accounts receivable	$(2,911)	$(4,949)	$8,088
Inventories	(5,301)	917	4,169
Prepaid and other current assets	906	(401)	13
Other assets	(121)	--	--
Increase (decrease) in:
Accounts payable	(30,579)	45,027	65
Accrued product payables	(775)	841	(13,080)
Accrued expenses	4,254	(6,698)	(7,148)
Accrued interest	(41)	131	--
Other current liabilities	6,181	5,865	(2,841)
Other long-term liabilities	262	212	(20)
Net effect of changes in operating accounts	$(28,125)	$40,945	$(10,754)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three and nine months ended September 30, 2008 and 2007.

The following information should be read in conjunction with our Unaudited Condensed Consolidated/Combined Financial Statements and accompanying footnotes included under Item 1 of this quarterly report on Form 10-Q and with the information contained within our Annual Report on Form 10-K/A for the year ended December 31, 2007.  This discussion and analysis includes the following:

▪	Cautionary Note Regarding Forward-Looking Statements.

▪	Significant Relationships Referenced in this Discussion and Analysis.

▪	Overview of Business.

▪	Recent Developments – Discusses significant developments since December 31, 2007.

▪	Basis of Financial Statement Presentation, including a summary of factors that affect the comparability of our nine month operating results with those of our Predecessor.

▪	Results of Operations – Discusses material period-to-period variances in our Unaudited Condensed Statements of Consolidated/Combined Operations.

▪	Liquidity and Capital Resources – Addresses available sources of liquidity and capital resources and includes a discussion of our capital spending program.

▪	Overview of Critical Accounting Policies and Estimates.

▪	Other Items – Includes summary information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and similar disclosures.

As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British thermal units
MBPD	= thousand barrels per day
MMBbls	= million barrels
MMBtus	= million British thermal units

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

Basis of Financial Statement Presentation

The Partnership’s operating results are presented separately from those of Duncan Energy Partners Predecessor.  There were a number of contracts and other arrangements that went into effect at the time of the Partnership’s initial public offering that affect the comparability of its results (i.e., post-February 1, 2007 periods) with those of Duncan Energy Partners Predecessor (i.e., pre-February 1, 2007 periods).  These differences and other factors are summarized as follows:

▪
The Partnership’s net income reflects its 66% ownership interest in the subsidiaries that hold its operating assets.  The 34% ownership interest retained by EPO in these operating subsidiaries is recorded as Parent interest and deducted in determining the Partnership’s net income.  The net income of Duncan Energy Partners Predecessor reflects EPO’s previous 100% ownership of these subsidiaries;

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

We define total segment gross operating margin as consolidated/combined operating income before (i) depreciation, amortization and accretion expense; (ii) gains and losses from asset sales and related transactions; and (iii) general and administrative expenses.  Gross operating margin by segment is calculated by subtracting segment operating costs and expenses (net of items (i) through (iii) noted in the preceding sentence) from segment revenues, with both segment totals before the elimination of any intersegment and intrasegment transactions. Gross operating margin is exclusive of other income and expense transactions, provision for income taxes, Parent interest in income of subsidiaries, extraordinary charges and the cumulative effect of changes in accounting principles.  In accordance with GAAP, intercompany accounts and transactions are eliminated in consolidation.

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

Selected Volumetric Data

The following table presents selected average volumes for the periods indicated:

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Nine	For the Eight	For the One
	Months Ended September 30,		Months Ended September 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Onshore Natural Gas Pipelines & Services, net:
Natural gas volumes (BBtus/d)
Acadian Gas System transportation volumes	344	402	374	404	420
Acadian Gas System sales volumes	349	359	337	317	281
Total natural gas volumes	693	761	711	721	701
Petrochemical Pipeline Services:
Propylene transportation volumes (MBPD)
Lou-Tex Propylene Pipeline	24	28	28	25	24
Sabine Propylene Pipeline	9	11	10	12	13
Total propylene transportation volumes	33	39	38	37	37
NGL Pipelines & Services:
Dedicated NGL volumes (MBPD)
DEP South Texas NGL Pipeline System	73	73	73	72	67

Comparison of Results of Operations

The following table summarizes the key components of our results of operations for the periods indicated (dollars in thousands):

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Nine	For the Eight	For the One
	Months Ended September 30,		Months Ended September 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Revenues	$321,365	$220,572	$943,539	$591,342	$66,674
Operating costs and expenses	309,153	208,657	905,103	555,799	61,187
General and administrative costs	1,614	1,146	5,333	2,529	477
Operating income	10,909	10,764	33,800	33,169	5,035
Interest expense	(2,887)	(3,180)	(8,355)	(6,721)	--
Parent interest in income of subsidiaries	(4,348)	(3,188)	(9,365)	(13,840)	--
Net income	3,803	4,494	16,439	12,965	5,035

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

The following table presents our gross operating margin by business segment and in total for the periods indicated (dollars in thousands):

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Nine	For the Eight	For the One
	Months Ended September 30,		Months Ended September 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Gross operating margin by segment:
NGL & Petrochemical Storage Services	$9,238	$7,652	$22,887	$25,073	$1,770
Onshore Natural Gas Pipelines & Services	4,543	3,308	17,515	7,364	1,605
Petrochemical Pipeline Services	2,497	3,047	8,802	8,551	2,700
NGL Pipelines & Services	4,650	5,135	14,641	13,658	1,646
Total segment gross operating margin	$20,928	$19,142	$63,845	$54,646	$7,721

See “Other Items – Non-GAAP reconciliations” included within this Item 2 for a reconciliation of our non-GAAP gross operating margin to GAAP operating income and further to GAAP net income.

The following table summarizes the contribution to revenues from each business segment during the periods indicated (dollars in thousands):

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Nine	For the Eight	For the One
	Months Ended September 30,		Months Ended September 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
NGL & Petrochemical Storage Services	$22,000	$18,380	$64,137	$47,358	$5,164
Onshore Natural Gas Pipelines & Services	290,716	192,825	851,152	518,720	56,769
Petrochemical Pipeline Services	3,148	3,803	11,143	10,578	2,990
NGL Pipelines & Services	5,501	5,564	17,107	14,686	1,751
Total revenues	$321,365	$220,572	$943,539	$591,342	$66,674

With respect to our Onshore Natural Gas Pipelines & Services segment, changes in segment revenues and costs and expenses are explained in part by changes in the price of natural gas.  In general, higher natural gas prices result in an increase in our revenues attributable to the sale of natural gas; however, these same higher prices also increase the associated cost of sales as purchase prices rise.  The following table provides additional information regarding the natural gas marketing activities of Acadian Gas for the periods indicated (dollars in thousands):

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Nine	For the Eight	For the One
	Months Ended September 30,		Months Ended September 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Natural gas sales volumes (BBtus/d)	349	359	337	317	281
Natural gas marketing sales revenue	$288,215	$190,948	$843,654	$512,946	$55,868
Natural gas marketing cost of sales	$281,382	$185,716	$821,370	$500,407	$54,221

Comparison of Three Months Ended September 30, 2008 with Three Months Ended September 30, 2007

Consolidated revenues for the third quarter of 2008 were $321.4 million compared to $220.6 million for the third quarter of 2007, a quarter-to-quarter increase of $100.8 million.  Revenues from our NGL & Petrochemical Storage Services business segment increased $3.6 million quarter-to-quarter primarily due to higher excess throughput fees and volumes.  Revenues from our Onshore Natural Gas Pipelines & Services segment increased $97.9 million quarter-to-quarter primarily due to higher natural gas sales prices.  Natural gas prices (as measured at Henry Hub) for the third quarter of 2008 averaged $10.25 per MMBtu compared to $6.16 per MMBtu during the third quarter of 2007.  Revenues from our Petrochemical Pipeline Services segment decreased $0.7 million quarter-to-quarter primarily due to lower transportation volumes on our Lou-Tex Propylene Pipeline.

Consolidated operating costs and expenses were $309.2 million for the third quarter of 2008 compared to $208.7 million for the third quarter of 2007.  The $100.5 million quarter-to-quarter increase in operating costs and expenses is primarily due to higher cost of sales associated with the natural gas marketing activities of Acadian Gas, which increased $95.7 million quarter-to-quarter attributable to higher natural gas prices during the third quarter of 2008 relative to the third quarter of 2007.  Collectively, operating costs and expenses associated with the remainder of our operations increased $4.8 million quarter-to-quarter primarily due to higher expenses for repair and maintenance, salaries and employee costs and ad valorem taxes.

Consolidated general and administrative costs were $1.6 million for the third quarter of 2008 compared to $1.1 million for the third quarter of 2007.  The $0.5 million quarter-to-quarter increase in such costs is primarily due to an increase in employee compensation costs.  Equity earnings from Evangeline were $0.3 million for the third quarter of 2008 compared to a loss of $5 thousand for the third quarter of 2007.

Operating income for the third quarter of 2008 was $10.9 million compared to $10.8 million for the third quarter of 2007.  Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to the $0.1 million increase in operating income quarter-to-quarter.

Interest expense decreased $0.3 million quarter-to-quarter primarily due to lower average interest rates under our revolving credit facility.

Parent interest in the income of subsidiaries (i.e. EPO’s share of the earnings of our consolidated subsidiaries, including special allocations associated with the operations of Mont Belvieu Caverns) reflects the allocation of $4.3 million of income to EPO for the third quarter of 2008 compared to an allocation of $3.2 million for the third quarter of 2007.  The quarter-to-quarter change is primarily due to Mont Belvieu Caverns allocating EPO operational measurement gains of $1.1 million during the third quarter of 2008 versus operational measurement losses of $0.9 million during the third quarter of 2007.  See Note 10 of the Notes to Unaudited Condensed Consolidated/Combined Financial Statements for additional information regarding the Parent interest amounts.

As a result of the items noted in the previous paragraphs, net income decreased $0.7 million quarter-to-quarter to $3.8 million for the third quarter of 2008 compared to $4.5 million for the third quarter of 2007.

In general, Hurricanes Gustav and Ike had varying effects across our business segments during the third quarter of 2008.  The storm-related disruptions in natural gas, NGL and crude oil production along the U.S. Gulf Coast resulted in decreased volumes for some of our pipeline systems as well as our NGL storage facility in Mont Belvieu, Texas, which in turn caused a decrease in gross operating margin for certain of our operations.  In addition, property damage caused by Hurricanes Gustav and Ike resulted in lower revenues due to downtime and reduced volumes on our system of assets as well as higher operating costs and expenses at certain of our facilities.  As a result of our allocated share of EPCO’s insurance deductibles for windstorm coverage, gross operating margin for the third quarter of 2008 includes $0.9 million of repair expenses for property damage sustained by our assets as a result of the hurricanes.  These effects were partially offset by an increase in gross operating margin from natural gas sales on our Acadian Gas system, which benefited from increased regional demand for natural gas.

The following information highlights significant quarter-to-quarter variances in gross operating margin by business segment.

NGL & Petrochemical Storage Services.  Gross operating margin from this business segment was $9.2 million for the third quarter of 2008 compared to $7.7 million for the third quarter of 2007.  The $1.5 million quarter-to-quarter increase in gross operating margin is primarily due to an operational measurement gain of $1.1 million in the third quarter of 2008 compared to a $0.9 million operational measurement loss in the third quarter of 2007. Although included in gross operating margin, operational measurement gains and losses for this business are allocated to EPO through Parent interest in the income of Mont Belvieu Caverns; thus, such gains and losses are not included in our consolidated net income or loss.  Revenues increased $3.6 million quarter-to-quarter primarily due to higher excess throughput fees and volumes.  Operating costs and expenses excluding operational gains and losses allocated to EPO increased $5.1 million quarter-to-quarter primarily due to higher expenses for repair and maintenance and salaries and employee costs.  This includes $0.6 million of property damage repair expenses in the third quarter of 2008 resulting from Hurricane Ike.

Onshore Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $4.5 million for the third quarter of 2008 compared to $3.3 million for the third quarter of 2007.  Overall throughput volumes on the Acadian Gas system were 693 BBtus/d for the third quarter of 2008 compared to 761 BBtus/d for the third quarter of 2007.  The $1.2 million quarter-to-quarter increase in segment gross operating margin is primarily due to improved natural gas sales margins on the Acadian Gas system during the third quarter of 2008 relative to the third quarter of 2007.  Improved natural gas sales margins quarter-to-quarter were partially offset by higher operating costs and expenses, which includes $0.3 million of property damage repair expenses in the third quarter of 2008 as a result of Hurricanes Gustav and Ike. Equity earnings from our investment in Evangeline increased $0.3 million quarter-to-quarter primarily due to higher volumes, lower pipeline integrity expenses and lower interest expense in the third quarter of 2008 relative to the third quarter of 2007.

Petrochemical Pipeline Services.  Gross operating margin from this business segment was $2.5 million for the third quarter of 2008 compared to $3.0 million for the third quarter of 2007.  Petrochemical transportation volumes decreased to 33 MBPD during the third quarter of 2008 from 39 MBPD during the third quarter of 2007 due to disruptions caused by Hurricanes Gustav and Ike.  The $0.5 million quarter-to-quarter decrease in segment gross operating margin is primarily due to lower transportation volumes on our Lou-Tex Propylene Pipeline.

NGL Pipelines & Services.  Gross operating margin from this business segment was $4.7 million for the third quarter of 2008 compared to $5.1 million for the third quarter of 2007.  Revenues from this business segment were flat quarter-to-quarter.  Operating costs and expenses increased $0.4 million quarter-to-quarter primarily due to higher ad valorem tax and maintenance expenses.  Dedicated NGL volumes to the DEP South Texas NGL Pipeline were 73 MBPD during the third quarters of 2008 and 2007.

 Comparison of Nine Months Ended September 30, 2008 with Nine Months Ended September 30, 2007

Amounts referenced in this discussion pertaining to the first nine months of 2008 reflect the consolidated results of the Partnership.  Amounts referenced in this discussion pertaining to the first nine months of 2007 reflect the combined results of Duncan Energy Partners Predecessor for the month of January 2007 and the consolidated results of the Partnership for the eight months ended September 30, 2007.  We believe that this method of presentation is useful in analyzing and comparing our operating trends.  Please read “Basis of Financial Statement Presentation” included within this Item 2 for a summary of factors that affect the comparability of the Partnership’s operating results with those of Duncan Energy Partners Predecessor.

Consolidated revenues were $943.5 million for the first nine months of 2008 compared to $658.0 million for the first nine months of 2007.  Revenues from our NGL & Petrochemical Storage Services segment increased $11.6 million period-to-period due to higher storage fees and volumes.  Base reservation and facility fees as well as excess throughput volumes and fees were higher during the first nine months of 2008 compared to the first nine months of 2007.  Revenues from our Onshore Natural Gas Pipelines & Services segment increased $275.6 million period-to-period primarily due to higher natural gas sales prices and volumes.  The Henry Hub natural gas price averaged $9.74 per MMBtu for the first nine months of 2008 compared to an average of $6.83 per MMBtu during the first nine months of 2007.  Overall, natural gas sales volumes averaged 337 BBtus/d during the first nine months of 2008 compared to 312 BBtus/d during the first nine months of 2007.

Revenues from our Petrochemical Pipeline Services segment decreased $2.4 million period-to-period primarily due to lower transportation fees resulting from the assignment of certain exchange agreements to us at the time of our initial public offering.  Historically, EPO was the shipper of record on our Lou-Tex Propylene and Sabine Propylene Pipelines, and we charged EPO the maximum tariff rate for using these assets.  EPO then contracted with third parties to ship volumes on these pipelines under product exchange agreements.  In general, the revenues recognized by EPO in connection with these exchange agreements were lower than the maximum tariff rate it paid us.  In connection with our initial public offering, EPO assigned the third party product exchange agreements to us.  Accordingly, the transportation fees we receive from third parties for use of our Lou-Tex Propylene and Sabine Propylene Pipelines are less than the fees we received from EPO prior to February 2007.  Although EPO has assigned these agreements to us, it remains jointly and severally liable to the Partnership for performance of the agreements.

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

Consolidated operating costs and expenses were $905.1 million for the first nine months of 2008 compared to $617.0 million for the first nine months of 2007.  The $288.1 million period-to-period increase in operating costs and expenses is primarily due to higher cost of sales associated with the natural gas marketing activities of Acadian Gas, which increased $266.7 million period-to-period due to higher natural gas prices and sales volumes during the first nine months of 2008 compared to the first nine months of 2007.  The period-to-period increase in consolidated operating costs and expenses also reflects the recognition in our NGL & Petrochemical Storage Services segment of a net operational measurement loss of $3.8 million in the first nine months of 2008 compared to $2.6 million of operational measurement gains recorded during the first nine months of 2007.  These operational measurement gains and losses are allocated to EPO through its Parent interest in the earnings of Mont Belvieu Caverns.  Collectively, operating costs and expenses associated with the remainder of our operations increased $15.0 million period-to-period primarily due to higher expenses for repair and maintenance, salaries and employee costs, ad valorem taxes and power-related costs.

Consolidated general and administrative costs were $5.3 million for the first nine months of 2008 compared to $3.0 million for the first nine months of 2007.  The $2.3 million period-to-period increase in such costs is primarily due to a $1.4 million increase in employee compensation costs, a $0.5 million increase in expenses for accounting and tax services and $0.4 million for professional services.  Equity earnings from Evangeline were $0.7 million for the first nine months of 2008 compared to $0.2 million for the first nine months of 2007, which reflects higher natural gas throughput volumes, lower pipeline integrity expenses and lower interest expense in the first nine months of 2008 relative to the first nine months of 2007.

Operating income for the first nine months of 2008 was $33.8 million compared to $38.2 million for the first nine months of 2007.  Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to the $4.4 million decrease in operating income period-to-period.

Interest expense was $1.7 million higher period-to-period due to increased borrowings under our revolving credit facility and a decrease in capitalized interest.

Parent interest in the income of subsidiaries (i.e. EPO’s share of the earnings of our consolidated subsidiaries, including special allocations associated with the operations of Mont Belvieu Caverns) reflects the allocation of $9.4 million of income to EPO for the first nine months of 2008 compared to an income allocation of $13.8 million during the eight months ended September 30, 2007.  The period-to-period change is primarily due to Mont Belvieu Caverns allocating EPO operational measurement losses of $3.8 million during the first nine months of 2008 versus operational measurement gains of $3.2 million during the eight months ended September 30, 2007.  See Note 10 of the Notes to Unaudited Condensed Consolidated/Combined Financial Statements for additional information regarding the Parent interest amounts.

As a result of the items noted in the previous paragraphs, our net income decreased $1.6 million period-to-period to $16.4 million for the first nine months of 2008 compared to $18.0 million for the first nine months of 2007.

The following information highlights significant period-to-period variances in gross operating margin by business segment.

NGL & Petrochemical Storage Services.  Gross operating margin from this business segment was $22.9 million for the first nine months of 2008 compared to $26.9 million for the first nine months of 2007.  Revenues increased $11.6 million period-to-period due to higher volumes and fees.  Operating costs and expenses increased $15.6 million period-to-period primarily due to the timing of operational measurement gains and losses and higher employee, power and maintenance costs during the first nine months of 2008 compared to the first nine months of 2007.

Onshore Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $17.5 million for the first nine months of 2008 compared to $9.0 million for the first nine months of 2007.  The $8.5 million period-to-period increase in segment gross operating margin is primarily due to improved natural gas sales margins and higher sales volumes on the Acadian Gas system.  Higher sales margins during the first nine months of 2008 reflect a period-to-period decrease in lost and unaccounted for natural gas, which is attributable to successful pipeline integrity and maintenance projects completed during 2007.  This segment benefited from a $1.1 million decrease in pipeline integrity and maintenance expenses period-to-period despite approximately $0.3 million of property damage repair expenses in the third quarter of 2008 as a result of Hurricanes Gustav and Ike.  Equity earnings from our investment in Evangeline increased $0.5 million period-to-period.  Natural gas throughput volumes, which include sales and transportation volumes, decreased to 711 BBtu/d during the first nine months of 2008 from 719 BBtu/d during the first nine months of 2007.

Petrochemical Pipeline Services.  Gross operating margin from this business segment was $8.8 million for the first nine months of 2008 compared to $11.3 million for the first nine months of 2007.  Petrochemical transportation volumes increased to 38 MBPD during the first nine months of 2008 compared to 37 MBPD during the first nine months of 2007.  Transportation revenues decreased $2.4 million period-to-period due to lower transportation fees.   Segment operating costs and expenses increased $0.1 million period-to-period.

NGL Pipelines & Services.  Gross operating margin from this business segment was $14.6 million for the first nine months of 2008 compared to $15.3 million for the first nine months of 2007.  Revenues from this business segment increased $0.7 million period-to-period due to an increase in NGL fractionation volumes at EPO’s Shoup and Armstrong NGL fractionators and higher transportation fees.  These fractionators produced 73 MBPD of NGL volumes during the first nine months of 2008 compared to 72 MBPD during the first nine months of 2007.  Operating costs and expenses increased $1.4 million period-to-period primarily due to higher ad valorem tax, electricity, maintenance and pipeline integrity expenses during the first nine months of 2008 relative to the first nine months of 2007.

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

At September 30, 2008, we had approximately $99.7 million of liquidity, which included $12.8 million of unrestricted cash on hand and approximately $86.9 million of credit available under our $300.0 Million Revolving Credit Facility.  We had $212.0 million in borrowings and a $1.1 million letter of credit outstanding under this credit facility at September 30, 2008. Our revolving credit facility, which matures in February 2011, requires us to maintain certain financial and other customary covenants.  We were in compliance with the covenants of our credit facility at September 30, 2008 and December 31, 2007.  It is our belief that we will continue to have adequate liquidity to fund future recurring operating and investing activities.

Recent volatility in global capital markets has resulted in a significant increase in the costs of incremental debt and equity capital.  We expect that the current cost of capital should trend lower in the coming months as coordinated government-led funding programs are implemented worldwide.  Our disciplined approach to funding capital spending and other partnership needs, combined with sufficient trade credit to operate our businesses efficiently and available borrowing capacity under our revolving credit facilities, should provide us with a solid foundation to meet our anticipated liquidity and capital resource requirements.

Registration Statements

We may issue equity or debt securities to assist us in meeting our liquidity and capital spending requirements.  On March 6, 2008, we filed a universal shelf registration statement with the SEC to periodically issue up to $1.00 billion in debt and equity securities.  We expect to use any proceeds from such offerings for general partnership purposes, including debt repayments, working capital requirements, capital expenditures and business combinations.  We have not issued any securities under this registration statement as of November 3, 2008.

Cash Flows from Operating, Investing and Financing Activities

This discussion of our cash flows addresses the nine month period ended September 30, 2008.  Due to the factors affecting comparability of our financial statements with those of Duncan Energy Partners Predecessor (see “Basis of Financial Statement Presentation” within this Item 2), we do not believe that a discussion of cash flow variances between the nine months ended September 30, 2008 and 2007 is meaningful or relevant to investors.

We use the indirect method to compute net cash flows provided by operating activities.  See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for information regarding this method of presentation.

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

The following table summarizes our total operating, investing and financing cash flows for the nine months ended September 30, 2008 (dollars in millions).

Net cash provided by operating activities	$21.9
Cash used in investing activities	118.0
Cash provided by financing activities	106.7

See our Unaudited Statements of Consolidated/Combined Cash Flows included under Item 1 of this quarterly report for information regarding the components of the cash flow totals presented above.

Net cash provided by operating activities was $21.9 million for the nine months ended September 30, 2008.  This amount represents 100% of the cash flow generated by our operations, inclusive of Parent interest in the cash flows of our operating subsidiaries.  Actual distributions to our Parent of subsidiary cash flows are presented as a component of financing cash flows.  Operating cash flows for the nine months ended September 30, 2008 are primarily a reflection of our net income adjusted for non-cash amounts such as depreciation, amortization and Parent interest.  Changes in operating accounts primarily reflect the timing of cash receipts and disbursements, use of prepaid and other current assets in the current period, and other adjustments for accrued expenditures.  For information regarding our net income for the nine months ended September 30, 2008, please see “Results of Operations” included within this Item 2.

Cash used in investing activities was $118.0 million for the nine months ended September 30, 2008.  This amount represents 100% of the cash used in investing activities by our subsidiaries, inclusive of capital spending funded entirely by EPO under the Omnibus Agreement and Mont Belvieu Caverns’ LLC Agreement.  EPO’s contributions to our subsidiaries to fund these projects are presented as components of financing cash flows.

Our capital spending for property, plant and equipment was $118.1 million during the nine months ended September 30, 2008.  This amount includes $75.6 million for the Mont Belvieu storage well optimization projects, $33.0 million for the DEP South Texas NGL Pipeline System growth capital expenditures and $9.0 million in sustaining capital expenditures.  Based on information currently available, we estimate our sustaining capital spending for the remainder of 2008 will approximate $2.6 million.  We anticipate that any capital spending for growth capital projects for the remainder of 2008 will be funded 100% by EPO.

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

Cash provided by financing activities was $106.7 million for the nine months ended September 30, 2008. This net cash inflow was generally due to contributions made by the Parent in connection with the Omnibus Agreement and Mont Belvieu Caverns’ LLC Agreement as described below.

In certain cases, EPO is responsible for funding 100% of project costs rather than sharing such costs with the Partnership in accordance with the existing sharing ratio of 66% funded by the Partnership and 34% funded by EPO.Under the Omnibus Agreement, EPO agreed to make additional cash contributions to South Texas NGL and Mont Belvieu Caverns to fund 100% of project costs in excess of (i) the $28.6 million of estimated costs to complete the Phase II expansion of the DEP South Texas NGL Pipeline System and (ii) the $14.1 million of estimated costs for additional Mont Belvieu brine production capacity and above-ground storage reservoir projects.  These projects were in progress at the time of our initial public offering.  During the nine months ended September 30, 2008, EPO made cash contributions to our subsidiaries of $32.5 million in connection with the Omnibus Agreement, primarily as contributions to South Texas NGL to fund the costs of its Phase II pipeline project.  We expect additional contributions of approximately $2.1 million from EPO during the remainder of 2008 in satisfaction of its project funding obligations under the Omnibus Agreement.   EPO will not receive an increased allocation of earnings or cash flows as a result of these contributions to South Texas NGL or Mont Belvieu Caverns.

The Mont Belvieu Caverns’ LLC Agreement (the “Caverns LLC Agreement”) states that if the Partnership elects to not participate in certain projects of Mont Belvieu Caverns, then EPO is responsible for funding 100% of such projects.  To the extent such non-participated projects generate identifiable incremental cash flows for Mont Belvieu Caverns in the future, the earnings and cash flows of Mont Belvieu Caverns will be adjusted to allocate such incremental amounts to EPO by special allocation or otherwise. Under the terms of the Caverns LLC Agreement, the Partnership may elect to acquire a 66% share of these projects from EPO at a later date.   In November 2008, the Caverns LLC Agreement was amended to provide that EPO would prospectively receive a special allocation of 100% of the depreciation related to projects that it has fully funded.  See Item 5 of Part II of this Quarterly Report for additional information regarding amendments to the Caverns LLC Agreement.

EPO made cash contributions of $86.4 million under the Caverns LLC Agreement during the nine months ended September 30, 2008.  These expenditures are associated with storage-related projects sponsored by EPO’s NGL marketing activities.  At present, Mont Belvieu Caverns is not expected to generate any identifiable incremental cash flows in connection with these projects; thus, the sharing ratios for Mont Belvieu Caverns are not expected to change.  However, as noted above, beginning in November 2008, EPO will receive a special allocation of depreciation related to these projects.  We expect additional contributions of approximately $37.5 million from EPO under the Caverns LLC Agreement for the remainder of 2008 through the first quarter of 2009.

In addition to the special contributions noted above, EPO made routine proportionate contributions to our subsidiaries (based on EPO’s 34% ownership interests) of $27.5 million during the first nine months of 2008.   These contributions were generally used to fund EPO’s share of our subsidiaries’ other capital spending requirements.  Conversely, our subsidiaries paid aggregate distributions of $26.0 million to EPO during the nine months ended September 30, 2008 based on EPO’s sharing ratio of 34% in each subsidiary’s operating cash flows.

The Partnership made net borrowings of $12.0 million under its revolving credit agreement during the nine months ended September 30, 2008.  The increase in principal was related to the spending requirements of our consolidated subsidiaries, including those related to capital projects.

The Partnership paid a total of $25.7 million in cash distributions to its partners during the nine months ended September 30, 2008.   On October 15, 2008, the Partnership declared a cash distribution with respect to the third quarter of 2008 of $0.42 per common unit payable on November 12, 2008 to unitholders of record on October 31, 2008.

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

On a quarterly basis, we monitor the underlying business fundamentals of our Evangeline investment and test it for impairment when impairment indicators are present.  As a result of our review for the third quarter of 2008, no impairment charge was recognized.  We have the intent and ability to hold this investment, which is integral to our operations.

Other Items

Contractual Obligations

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

Summary of Related Party Transactions

 The following table summarizes our significant revenue and expense transactions with related parties during the periods indicated (dollars in thousands):

					Duncan
					Energy
					Partners
	Duncan Energy Partners				Predecessor
	For the Three		For the Nine	For the Eight	For the One
	Months Ended September 30,		Months Ended September 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Related party revenues:
Revenues from EPO:
Sale of natural gas	$21,668	$7,857	$66,873	$14,834	$2,327
NGL and petrochemical storage services	8,159	7,561	24,652	19,653	1,534
NGL transportation services	5,501	5,564	17,107	14,686	1,751
Petrochemical pipeline services	--	--	--	--	2,990
Other midstream services	9	--	9
Storage revenues from TEPPCO	376	--	785	--	--
Total	35,713	20,982	109,426	49,173	8,602
Revenues from Evangeline:
From sale of natural gas to Evangeline	142,056	83,021	289,716	180,540	15,415
Total	$177,769	$104,003	$399,142	$229,713	$24,017

Related party operating costs and expenses:
Expenses with EPO:
From purchase of natural gas	$102,818	$6,757	$138,701	$16,872	$654
Allocation of operational measurement
losses (gains) to EPO by Mont Belvieu
Caverns (see Note 10)	(1,129)	936	3,788	(3,209)	--
Other	3,508	1,824	9,425	4,022	--
Expenses with EPCO:
From administrative services agreement	5,761	4,436	16,747	12,081	2,487
Lease expense with TEPPCO	--	27	27	99	--
Expenses with Nautilus
From purchase of natural gas	7,034	--	7,034	--	--
Expenses with Evangeline	6	19	6	19	--
Other	(5)	5	--	6	8
Total	$117,993	$14,004	$175,728	$29,890	$3,149

Related party general and administrative costs:
Expenses with EPCO:
From administrative services agreement	$1,102	$747	$3,581	$1,517	$455
Total	$1,102	$747	$3,581	$1,517	$455

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

Non-GAAP reconciliations

   The following table reconciles our measurement of total non-GAAP gross operating margin to GAAP operating income and further to GAAP net income for the periods indicated (dollars in thousands):

					Duncan Energy
	Duncan Energy Partners				Partners Predecessor
	For the Three		For the Nine	For the Eight	For the One
	Months Ended September 30,		Months Ended September 30,		Month Ended
	2008	2007	2008	2007	January 31, 2007
Total segment gross operating margin	$20,928	$19,142	$63,845	$54,646	$7,721
Adjustments to reconcile total non-GAAP segment gross
operating margin to operating income:
Depreciation, amortization and accretion in operating
costs and expenses	(8,469)	(7,249)	(25,114)	(18,967)	(2,209)
Gain on asset sales and related transactions in
operating costs and expenses	64	17	402	19	--
General and administrative costs	(1,614)	(1,146)	(5,333)	(2,529)	(477)
Operating income	10,909	10,764	33,800	33,169	5,035
Other expense, net	(2,719)	(3,050)	(7,929)	(6,218)	--
Provision for income taxes	(39)	(32)	(67)	(146)	--
Parent interest in income of subsidiaries	(4,348)	(3,188)	(9,365)	(13,840)	--
Net income	$3,803	$4,494	$16,439	$12,965	$5,035

Recent Accounting Pronouncements

For information regarding accounting developments during the first nine months of 2008 that will affect our future financial statements, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Weather-related Risks

We participate as named insureds in EPCO’s insurance program, which provides us with property damage, business interruption and other coverages, the scope and amounts of which are customary and sufficient for the nature and extent of our operations.  While we believe EPCO maintains adequate insurance coverage on our behalf, insurance will not cover every type of interruption that might occur.  If we were to incur a significant liability for which we were not fully insured, it could have a material impact on our consolidated financial position, results of operations and cash flows.  In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient to reimburse us for our repair costs or lost income. Any event that interrupts the revenues generated by our consolidated operations, or which causes us to make significant expenditures not covered by insurance, could reduce our ability to pay distributions to our partners and, accordingly, adversely affect the market price of our common units.

EPCO’s deductible for onshore physical damage is $10.0 million per event regardless of cause.   To qualify for business interruption coverage, covered assets must be out-of-service in excess of 60 days. In meeting the deductible amounts, property damage costs are aggregated for EPCO and its affiliates, including us.  Accordingly, our exposure with respect to the deductibles may be equal to or less than the stated amounts depending on whether other EPCO or affiliate assets are also affected by an event.

Hurricanes Gustav and Ike

In the third quarter of 2008, certain of our facilities were adversely impacted by Hurricanes Gustav and Ike.  As a result of our allocated share of EPCO’s insurance deductibles for windstorm coverage, we expensed a combined $0.9 million of repair costs for property damage in connection with these two storms. We expect to file property damage insurance claims to the extent repair costs exceed this amount.  Due to the recent nature of these storms, we are still evaluating the total cost of repairs and the potential for business interruption claims on certain of our assets.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to financial market risks, including changes in commodity prices and interest rates.  We may use financial instruments (i.e. futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions.

Certain provisions of Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, related to financial assets and liabilities, including financial instruments, became effective for us on January 1, 2008.  See Note 3 of the Notes to Unaudited Condensed Consolidated/Combined Financial Statements included under Item 1 of this quarterly report for information regarding new fair value-related disclosures required in connection with SFAS 157.

Interest Rate Risk Hedging Program

In September 2007, we executed three floating-to-fixed interest rate swaps having a combined notional value of $175 million.  The purpose of these financial instruments, which are accounted for as cash flow hedges, is to reduce the sensitivity of our earnings to variable interest rates charged under our revolving credit facility.

At September 30, 2008 and December 31, 2007, the aggregate fair value of the swaps was a negative $4.3 million and $3.8 million, respectively, with the offset recorded in partners’ equity as accumulated other comprehensive loss.  We expect to reclassify $0.4 million of this loss to earnings (as an increase in interest expense) during the fourth quarter of 2008.  The remainder of the estimated loss would be similarly reclassified to earnings if the forward interest rate assumptions underlying the estimated loss materialized.  With respect to the first, second and third quarters of 2009, the reclassification amount would be $1.0 million in the aggregate.

If forward interest rates were to increase by 10%, the fair value of these instruments would change to a negative $3.3 million.  Conversely, if forward interest rates were to decrease by 10%, the fair value would change to a negative $5.3 million.

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

The fair value of the Acadian Gas commodity financial instrument portfolio was negligible at September 30, 2008 and December 31, 2007.  We recorded a gain of $74 thousand and a loss of $0.6 million for the three months ended September 30, 2008 and 2007, respectively, related to these commodity financial instruments.  We recorded a gain of $85 thousand, a loss of $0.6 million and a loss of $0.4 million for the nine months ended September 30, 2008, the eight months ended September 30, 2007 and the one month ended January 31, 2007, respectively.

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

Item 4.  Controls and Procedures.

Our management, with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”) of DEP GP, has evaluated the effectiveness of our disclosure controls and procedures, as of September 30, 2008.  Based on their evaluation, the CEO and CFO of our general partner have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) are effective at a reasonable assurance level.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time specified in the Commission’s rules and forms, including to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO of our general partner, as appropriate, to allow timely decisions regarding required disclosures.  Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Item 1A.  Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors set forth below and the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2007 in addition to other information in such Report and this Report.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve.  Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an adverse impact on our ability to meet our capital commitments and flexibility to react to changing economic and business conditions.  The credit crisis could have a negative impact on our lenders or our customers, causing them to fail to meet their obligations to us.  Additionally, demand for our services and products depends on activity and expenditure levels in the energy industry, which are directly and negatively impacted by depressed oil and gas prices.  Any of these factors could lead to reduced usage of our pipelines and energy logistics services, which could have a material negative impact on our revenues and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Unit Holders.

None.

Item 5.  Other Information.

Amendments to Partnership Agreement

On November 6, 2008, our general partner amended our agreement of limited partnership to amend Section 7.7(i) to clarify and to provide that any amendment of Section 7.7 shall not impair an indemnitee’s right to receive expense advancement, in addition to indemnification, from us as otherwise provided for under the partnership agreement.  In addition, the member of our general partner amended its limited liability company agreement to make a similar change.

A copy of the amendments to our partnership agreement and our general partner’s limited liability company agreement are attached hereto as Exhibit 3.4 and Exhibit 3.8, respectively, and are incorporated by reference herein.

Amendment to Mont Belvieu Caverns’ Limited Liability Company Agreement

On November 6, 2008, EPO and DEP Operating Partnership L.P., (“DEP OLP”), an indirect wholly owned subsidiary of the Partnership, entered into a Second Amended and Restated Limited Liability Company Agreement of Mont Belvieu Caverns, LLC.  This agreement amended the existing limited liability company agreement executed on February 7, 2007 to address more specifically the effects of capital contributions to fund expansion projects (“Expansion Cash Calls”) made or contemplated to be made by the members. The amendments do not change DEP OLP’s right to elect to participate subsequently in any expansion project by paying to EPO, within 90 days following the applicable initial commencement date, an amount specified therein in order to become an “Expansion Participating Member” with respect to such project.

As amended, the costs of construction of, or acquisition of assets relating to, and other expenditures for expansion projects funded exclusively out of capital contributions made by the members (the “Expansion Costs”) and the related funding of Expansion Cash Calls will be borne solely by the Expansion Participating Members as set forth in the agreement, unless agreed to otherwise by all of the Expansion Participating Members.  In addition, the amendments provide that Expansion Cash Calls include any capital contributions to fund any net cash deficit attributable to an expansion project.

If DEP OLP elects to participate in an Expansion Cash Call, each of the members will make additional capital contributions in accordance with the agreement and each of the members shall be Expansion Participating Members with respect to such expansion project.  If DEP OLP elects not to participate in an expansion project, EPO will be the sole Expansion Participating Member with respect to such Expansion Project.  If one or more expansion projects have occurred and all of the members are not Expansion Participating Members, the board of directors of Mont Belvieu Caverns will determine, in accordance with a procedure approved by the members for each expansion project, for each calendar month, the expansion cash flow.  Within thirty days after the end of each such calendar month, the board of directors will cause the company to distribute to each Expansion Participating Member, the “Expansion Distributions” from the company. Furthermore, the Expansion Participating Member will receive a special allocation of depreciation associated with expansion projects in which such member participates.  These provisions are effective November 1, 2008.

A copy of the Second Amended and Restated Limited Liability Company Agreement of Mont Belvieu Caverns, LLC is attached hereto as Exhibit 10.4 and is incorporated by reference herein.

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

3.4#	Second Amendment to Amended and Restated Partnership Agreement of Duncan Energy Partners L.P. dated as of November 6, 2008.

3.5
Second Amended and Restated Limited Liability Company Agreement of DEP Holdings, LLC, dated May 3, 2007 (incorporated by reference to Exhibit 3.4 to Form 10-Q for the period ended September 30, 2007, filed on May 4, 2007).

3.6	Certificate of Formation of DEP OLPGP, LLC (incorporated by reference to Exhibit 3.5 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).
3.7
Amended and Restated Limited Liability Company Agreement of DEP OLPGP, LLC, dated January 19, 2007 (incorporated by reference to Exhibit 3.6 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 22, 2007).

3.8#	First Amendment to Amended and Restated Limited Liability Company Agreement of DEP OLPGP, LLC, dated November 6, 2008.
3.9	Certificate of Limited Partnership of DEP Operating Partnership, L.P. (incorporated by reference to Exhibit 3.7 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).
3.10
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

4.2
First Amendment to Revolving Credit Agreement, dated as of September 30, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on August 8, 2007).

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

10.4#	Second Amended and Restated Limited Liability Company Agreement of Mont Belvieu Caverns, LLC, dated November 6, 2008.
31.1#	Sarbanes-Oxley Section 302 certification of Richard H. Bachmann for Duncan Energy Partners L.P. for the September 30, 2008 quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. September 30, 2008 quarterly report on Form 10-Q.
32.1#	Section 1350 certification of Richard H. Bachmann for the September 30, 2008 quarterly report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for the September 30, 2008 quarterly report on Form 10-Q.

*
With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323; Enterprise GP Holdings L.P., 1-32610; and Duncan Energy Partners L.P., 1-33266.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on November 10, 2008.

DUNCAN ENERGY PARTNERS L.P.
(A Delaware Limited Partnership)
By:	DEP Holdings, LLC,
as general partner

By:	/s/ Michael J. Knesek
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller and Principal Accounting Officer of DEP Holdings, LLC