Form 10-Q
period 2009-03-31
Duncan Energy Partners L.P.
filed 2009-05-11
CIK 1379378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Yes ☐    No ☑

There were 57,676,987 common units of Duncan Energy Partners L.P. outstanding at May 1, 2009.  These common units trade on the New York Stock Exchange under the ticker symbol “DEP.”

DUNCAN ENERGY PARTNERS L.P.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31,	December 31,
ASSETS	2009	2008
Current assets
Cash and cash equivalents	$21.8	$13.0
Accounts receivable – trade, net of allowance for doubtful accounts	84.6	117.3
Gas imbalance receivables	26.7	35.7
Accounts receivable – related parties	3.0	3.3
Inventories	14.8	28.0
Prepaid and other current assets	4.1	4.3
Total current assets	155.0	201.6
Property, plant and equipment, net	4,444.9	4,330.2
Investments in and advances to unconsolidated affiliate – Evangeline	4.9	4.5
Intangible assets, net of accumulated amortization of $36.2 at March 31, 2009
and $34.1 at December 31, 2008	50.1	52.3
Goodwill	4.9	4.9
Other assets	1.3	1.2
Total assets	$4,661.1	$4,594.7

LIABILITIES AND EQUITY
Current liabilities
Accounts payable – trade	$94.4	$45.2
Accounts payable – related parties	20.1	48.5
Accrued product payables	68.6	109.7
Accrued costs and expenses	0.4	1.2
Other current liabilities	24.2	48.7
Total current liabilities	207.7	253.3
Long-term debt (See Note 9)	470.3	484.3
Deferred tax liabilities	5.6	5.7
Other long-term liabilities	6.5	7.2
Commitments and contingencies
Equity: (see Note 10)
Duncan Energy Partners L.P. partners’ equity:
Limited partners:
Common units (57,676,987 common units outstanding at March 31, 2009 and
20,343,100 common units outstanding at December 31, 2008)	769.4	308.2
Class B units (37,333,887 Class B units outstanding at December 31, 2008)	--	453.8
General partner	0.3	0.4
Accumulated other comprehensive loss	(7.5)	(9.6)
Total Duncan Energy Partners L.P. partners’ equity	762.2	752.8
Noncontrolling interest in subsidiaries: (see Note 11)
DEP I Midstream Businesses – Parent	482.7	478.4
DEP II Midstream Businesses – Parent	2,726.1	2,613.0
Total noncontrolling interest in subsidiaries	3,208.8	3,091.4
Total equity	3,971.0	3,844.2
Total liabilities and equity	$4,661.1	$4,594.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions)

	For the Three Months
	Ended March 31,
	2009	2008*
Revenues
Third parties	$113.6	$232.8
Related parties	143.2	130.8
Total revenues (see Note 12)	256.8	363.6
Costs and expenses
Operating costs and expenses
Third parties	195.3	306.6
Related parties	44.1	30.9
Total operating costs and expenses	239.4	337.5
General and administrative costs
Third parties	0.7	1.0
Related parties	2.1	4.2
Total general and administrative costs	2.8	5.2
Total costs and expenses	242.2	342.7
Equity in income of Evangeline	0.2	0.2
Operating income	14.8	21.1
Other income (expense)
Interest expense	(3.8)	(2.8)
Interest income	0.1	0.1
Other expense, net	(3.7)	(2.7)
Income before provision for income taxes	11.1	18.4
Benefit (provision) for income taxes	(0.1)	0.5
Net income	11.0	18.9
Net loss (income) attributable to noncontrolling interest (see Note 11)
DEP I Midstream Businesses – Parent	(1.6)	(5.6)
DEP II Midstream Businesses – Parent	10.5	--
Total net loss (income) attributable to noncontrolling interest	8.9	(5.6)
Net income attributable to Duncan Energy Partners L.P.	$19.9	$13.3

Allocation of net income attributable to Duncan Energy Partners L.P.: (see Note 1)
Duncan Energy Partners L.P.:
Limited partners’ interest in net income	$19.8	$5.9
General partner interest in net income	$0.1	$0.1
Former owners of DEP II Midstream Businesses	$--	$7.3

Basic and diluted earnings per unit (see Note 14)	$0.34	$0.29

See Notes to Unaudited Condensed Consolidated Financial Statements.
*See Note 1 for information regarding these recasted amounts and basis of financial statement presentation.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months
	Ended March 31,
	2009	2008*

Net income	$11.0	$18.9
Other comprehensive income:
Cash flow hedges:
Interest rate derivative instrument gains (losses) during period	0.7	(5.2)
Reclassification adjustment for (gains) losses included in net
income related to interest rate derivative instruments	1.4	(0.1)
Total cash flow hedges	2.1	(5.3)
Comprehensive income	13.1	13.6
Comprehensive loss (income) attributable to noncontrolling interest	8.9	(5.6)
Comprehensive income allocated to former owners of DEP II Midstream Businesses	--	(7.3)
Comprehensive income attributable to Duncan Energy Partners L.P.	$22.0	$0.7

See Notes to Unaudited Condensed Consolidated Financial Statements.
*See Note 1 for information regarding these recasted amounts and basis of financial statement presentation.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Three Months
	Ended March 31,
	2009	2008*
Operating activities:
Net income	$11.0	$18.9
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Depreciation, amortization and accretion	45.0	40.2
Equity in income of Evangeline	(0.2)	(0.2)
Gain on sale of assets and related transactions	(0.1)	--
Deferred income tax expense	(0.2)	(0.7)
Changes in fair market value of derivative instruments	(0.1)	--
Net effect of changes in operating accounts (see Note 16)	(35.6)	(17.3)
Net cash flows provided by operating activities	19.8	40.9
Investing activities:
Capital expenditures	(116.2)	(238.4)
Contributions in aid of construction costs	1.2	2.3
Proceeds from sale of assets and related transactions	0.1	--
Advances to Evangeline	(0.1)	(0.3)
Cash used in investing activities	(115.0)	(236.4)
Financing activities:
Repayments of debt	(31.6)	(46.0)
Borrowings under debt agreements	17.6	34.0
Debt issuance costs	(0.4)	--
Distributions to Duncan Energy Partners’ unitholders and general partner	(13.1)	(8.5)
Distributions to noncontrolling interest (see Note 11)	(15.7)	(9.5)
Contributions from noncontrolling interest (see Note 11)	147.2	62.2
Net cash contributions from former owners of the DEP II Midstream
Businesses prior to December 8, 2008	--	175.2
Cash provided by financing activities	104.0	207.4
Net changes in cash and cash equivalents	8.8	11.9
Cash and cash equivalents, beginning of period	13.0	2.2
Cash and cash equivalents, end of period	$21.8	$14.1

See Notes to Unaudited Condensed Consolidated Financial Statements.
*See Note 1 for information regarding these recasted amounts and basis of financial statement presentation.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(Dollars in millions)

	Duncan Energy Partners L.P.
			Accumulated
			Other	Noncontrolling
	Limited	General	Comprehensive	Interest
	Partners	Partner	Loss	In Subsidiaries	Total
Balance, December 31, 2008	$762.0	$0.4	$(9.6)	$3,091.4	$3,844.2
Net income (loss)	19.8	0.1	--	(8.9)	11.0
Contributions	0.5	--	--	146.4	146.9
Distributions to unitholders and general partner	(12.9)	(0.2)	--	--	(13.1)
Distributions to noncontrolling interest	--	--	--	(20.1)	(20.1)
Cash flow hedges	--	--	2.1	--	2.1
Balance, March 31, 2009	$769.4	$0.3	$(7.5)	$3,208.8	$3,971.0

	DEP II	Duncan Energy Partners L.P.
	Midstream			Accumulated
	Businesses			Other	Noncontrolling
	Former	Limited	General	Comprehensive	Interest
	Owners	Partners	Partner	Loss	In Subsidiaries	Total
Balance, December 31, 2007	$2,880.1	$317.7	$0.6	$(3.6)	$355.1	$3,549.9
Net income	7.3	5.9	0.1	--	5.6	18.9
Contributions	--	--	--	--	55.4	55.4
Contributions from former owners	175.2	--	--	--	--	175.2
Distributions to unitholders and general partner	--	(8.3)	(0.2)	--	--	(8.5)
Distributions to noncontrolling interest	--	--	--	--	(9.4)	(9.4)
Cash flow hedges	--	--	--	(5.3)	--	(5.3)
Balance, March 31, 2008	$3,062.6	$315.3	$0.5	$(8.9)	$406.7	$3,776.2

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Except per unit amounts, or as noted within the context of each footnote disclosure, dollar amounts presented in the tabular data within these footnote disclosures are stated in millions of dollars.

Note 1.   Background and Basis of Financial Statement Presentation

Partnership Organization and Background

Duncan Energy Partners L.P. (“Duncan Energy Partners”) is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DEP.”  Duncan Energy Partners is engaged in the business of (i) natural gas liquids (“NGL”) transportation and fractionation; (ii) the storage of NGL and petrochemical products; (iii) the transportation of petrochemical products; (iv) the gathering, transportation and storage of natural gas; and (v) the marketing of NGLs and natural gas.

At March 31, 2009, Duncan Energy Partners was owned 99.3% by its limited partners and 0.7% by its general partner, DEP Holdings, LLC (“DEP GP”), which is a wholly owned subsidiary of Enterprise Products Operating LLC (“EPO” or “Parent”).  EPO is the primary operating subsidiary of Enterprise Products Partners L.P. (“Enterprise Products Partners”).  Enterprise Products Partners is a publicly traded partnership, the common units of which are listed on the NYSE under the ticker symbol “EPD.” At March 31, 2009, EPO owned approximately 74% of Duncan Energy Partner’s limited partner interests and 100% of DEP GP.  DEP GP is responsible for managing the business and operations of Duncan Energy Partners.

A privately-held affiliate, EPCO, Inc. (“EPCO”), provides all of Duncan Energy Partners’ employees and certain administrative services to the partnership.  EPCO is the ultimate parent company of Duncan Energy Partners, EPO and Enterprise Products Partners, all of which are affiliates under common control of Mr. Dan L. Duncan, the Group Co-Chairman and controlling shareholder of EPCO.

Basis of Financial Statement Presentation

Effective February 1, 2007, Duncan Energy Partners acquired controlling ownership interests in five midstream energy companies (the “DEP I Midstream Businesses”) from EPO in a dropdown transaction.  The DEP I Midstream Businesses consist of (i) Mont Belvieu Caverns, LLC (“Mont Belvieu Caverns”); (ii) Acadian Gas, LLC (“Acadian Gas”); (iii) Enterprise Lou-Tex Propylene Pipeline L.P. (“Lou-Tex Propylene”), including its general partner; (iv) Sabine Propylene Pipeline L.P. (“Sabine Propylene”), including its general partner; and (v) South Texas NGL Pipelines, LLC (“South Texas NGL”).

On December 8, 2008, Duncan Energy Partners entered into a Purchase and Sale Agreement (the “DEP II Purchase Agreement”) with EPO and Enterprise GTM Holdings L.P. (“Enterprise GTM”), a wholly owned subsidiary of EPO.  Pursuant to the DEP II Purchase Agreement, DEP Operating Partnership L.P. (“DEP OLP”) acquired 100% of the membership interests in Enterprise Holding III, LLC (“Enterprise III”) from Enterprise GTM, thereby acquiring a 66% general partner interest in Enterprise GC, L.P. (“Enterprise GC”), a 51% general partner interest in Enterprise Intrastate L.P. (“Enterprise Intrastate”) and a 51% membership interest in Enterprise Texas Pipeline LLC (“Enterprise Texas”).  Collectively, we refer to Enterprise GC, Enterprise Intrastate and Enterprise Texas as the “DEP II Midstream Businesses.”  EPO was the sponsor of this second dropdown transaction.

Prior to the dropdown of controlling ownership interests in the DEP I and DEP II Midstream Businesses to Duncan Energy Partners, EPO owned these businesses and directed their respective activities for all periods presented (to the extent such businesses were in existence during such periods).  Each of the dropdown transactions was accounted for at EPO’s historical costs as a reorganization of entities under common control in a manner similar to a pooling of interests.  On a standalone basis, Duncan Energy Partners did not own any assets prior to February 1, 2007.

References to the “former owners” of the DEP I and DEP II Midstream Businesses represent the ownership of EPO in these businesses prior to the effective date of the related dropdown transactions.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

References to “Duncan Energy Partners” mean the registrant and its consolidated subsidiaries since February 2007.  Generic references to “we,” “us,” and “our” mean the combined and/or consolidated businesses included in these financial statements for each reporting period.

For additional information regarding the dropdowns of the DEP I and DEP II Midstream Businesses as well as the recast of our historical financial information in connection with the DEP II dropdown transaction, please read Note 1 of the Notes to Consolidated Financial Statements included under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Our results of operations for the three months ended March 31, 2009 are not necessarily indicative of results expected for the full year.

In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-33266).

Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 established accounting and reporting standards for noncontrolling interests, which were previously identified as Parent interest in our financial statements.  This new standard requires, among other things, that (i) noncontrolling interests be presented as a component of equity on our consolidated balance sheet (i.e., elimination of the “mezzanine” presentation previously used for Parent interest); (ii) elimination of “Parent interest in income of subsidiaries” amounts as a deduction in deriving net income or loss and, as a result, that net income or loss be allocated between controlling and noncontrolling interests; and (iii) comprehensive income or loss to be allocated between controlling and noncontrolling interest.   Earnings per unit amounts are not affected by these changes.

The consolidated financial statements included in this Quarterly Report on Form 10-Q have been retrospectively adjusted to reflect the changes required by SFAS 160.  As a result, net income reported for the first quarter of 2008 in these financial statements is higher than that disclosed previously; however, the allocation of such net income results in our unitholders, general partner and Parent (i.e., the noncontrolling interest) receiving the same amounts as they did previously.

Note 2.  General Accounting Matters

Estimates

Preparing our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses during a given period. Our actual results could differ from these estimates. On an ongoing basis, management reviews its estimates based on currently available information.  Changes in facts and circumstances may result in revised estimates.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Developments

The following information summarizes recently issued accounting guidance since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008 that will or may affect our future financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance in the form of FASB Staff Positions (“FSPs”) in an effort to clarify certain fair value accounting rules.   FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, establishes a process to determine whether a market is not active and a transaction is not distressed.   FSP FAS 157-4 states that companies should look at several factors and use judgment to ascertain if a formerly active market has become inactive.   When estimating fair value, FSP FAS 157-4 requires companies to place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly (entities do not have to incur undue cost and effort in making this determination).   The FASB also issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments.   This FSP requires that companies provide qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value in each interim report.  Previously, this was only an annual requirement.  We will adopt these FSPs effective July 1, 2009.   We do not expect that this new guidance will have a material impact on our financial statements.

Note 3. Accounting for Equity Awards

We account for equity awards in accordance with SFAS 123(R), Share-Based Payment.  Such awards were not material to our consolidated financial position, results of operation, or cash flows for all periods presented.  The amount of equity-based compensation allocable to the Company’s businesses was $0.4 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively.

Certain key employees of EPCO participate in long-term incentive compensation plans managed by EPCO.  The compensation expense we record related to unit-based awards is based on an allocation of the total cost of such incentive plans to EPCO.  We record our pro rata share of such costs based on the percentage of time each employee spends on our consolidated business activities.

EPCO 1998 Long-Term Incentive Plan (“EPCO 1998 Plan”)

At March 31, 2009, the estimated total unrecognized compensation cost related to nonvested unit option awards and restricted unit awards granted under the EPCO 1998 Plan was $1.5 million and $30.1 million, respectively.  We expect to recognize our share of these costs in accordance with the EPCO administrative services agreement (the “ASA”) (see Note 13) over a weighted-average period of 2.2 years (for unit options) and 2.1 years (for restricted units).

Enterprise Products 2008 Long-Term Incentive Plan (“EPD 2008 LTIP”)

At March 31, 2009, the estimated total unrecognized compensation cost related to nonvested unit options granted under the EPD 2008 LTIP was $4.8 million.  We expect to recognize our share of this cost over a weighted-average period of 3.7 years in accordance with the ASA.

Employee Partnerships

As of March 31, 2009, the estimated combined unrecognized compensation cost related to profits interests awards was $42.2 million.  We will recognize our share of these costs in accordance with the ASA over a weighted-average period of 4.7 years.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Derivative Instruments and Hedging Activities

In the course of our normal business operations, we are exposed to certain risks, including changes in interest rates and commodity prices. In order to manage risks associated with certain identifiable and anticipated transactions, we use derivative instruments. Derivatives are financial instruments whose fair value is determined by changes in a specified benchmark such as interest rates or commodity prices. Typical derivative instruments include futures, forward contracts, swaps and other instruments with similar characteristics.  All of our derivatives are used for non-trading activities.

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize derivative instruments at fair value as either assets or liabilities on the balance sheet.  While the standard requires that all derivatives be reported at fair value on the balance sheet, changes in fair value of the derivative instruments will be reported in different ways, depending on the nature and effectiveness of the hedging activities to which they are related.  After meeting specified conditions, a qualified derivative may be specifically designated as a total or partial hedge of:

▪
Changes in the fair value of a recognized asset or liability, or an unrecognized firm commitment - In a fair value hedge, all gains and losses (of both the derivative instrument and the hedged item) are recognized in income during the period of change.

▪
Variable cash flows of a forecasted transaction - In a cash flow hedge, the effective portion of the hedge is reported in other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings.

An effective hedge is one in which the change in fair value of a derivative instrument can be expected to offset 80% to 125% of changes in the fair value of a hedged item at inception and throughout the life of the hedging relationship.   The effective portion of a hedge is the amount by which the derivative instrument exactly offsets the change in fair value of the hedged item during the reporting period.  Conversely, ineffectiveness represents the change in the fair value of the derivative instrument that does not exactly offset the change in the fair value of the hedged item. Any ineffectiveness associated with a hedge is recognized in earnings immediately.  Ineffectiveness can be caused by, among other things, changes in the timing of forecasted transactions or a mismatch of terms between the derivative instrument and the hedged item.

On January 1, 2009, we adopted the disclosure requirements of SFAS 161, Disclosures About Derivative Financial Instruments and Hedging Activities.   SFAS 161 requires enhanced qualitative and quantitative disclosure requirements regarding derivative instruments.  This footnote reflects the new disclosure standard.

Interest Rate Derivative Instruments

We utilize interest rate swaps to manage our exposure to changes in the interest rates of certain consolidated debt agreements. This strategy is a component in controlling our cost of capital associated with such borrowings.

The following table summarizes our interest rate derivative instruments outstanding at March 31, 2009, all of which were designated as hedging instruments under SFAS 133:

	Number and Type of	Notional	Length of	Rate	Accounting
Hedged Transaction	Derivative Employed	Amount	Hedge	Swap	Treatment
Revolving Credit Facility:
Variable-interest rate borrowings	3 floating-to-fixed swaps	$175.0	9/07 to 9/10	1.2% to 4.6%	Cash flow

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For information regarding consolidated fair value amounts and gains and losses on interest rate derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note 4.

Commodity Derivative Instruments

The price of natural gas is subject to fluctuations in response to changes in supply, demand, general market uncertainty and a variety of additional factors that are beyond our control. In order to manage the price risk associated with such products, Acadian Gas enters into commodity derivative instruments such as forwards, basis swaps and futures contracts. The following table summarizes our commodity derivative instruments outstanding at March 31, 2009:

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment

Derivatives not designated as hedging instruments under SFAS 133:
Acadian Gas:
Natural gas risk management activities (2)	1.8 Bcf	n/a	Mark-to-market

(1) Volume for derivatives not designated as hedging instruments reflect the absolute value of derivative notional volumes.
(2) Reflects the use of derivative instruments to manage risks associated with natural gas pipeline, processing and storage assets.

At March 31, 2009, none of Acadian Gas’ derivative instruments met the hedge accounting requirements of SFAS 133 and are accounted for as economic hedges using mark-to-market accounting.

Acadian Gas’ hedging strategy is to reduce the variability of its future earnings and cash flows resulting from changes in natural gas prices.  Acadian Gas enters into a limited number of offsetting mark-to-market derivatives that effectively fix the price of natural gas for certain of its customers. Acadian Gas may also enter into a small number of cash flow hedges in connection with its purchase of natural gas held-for-sale to third parties.

Credit-Risk Related Contingent Features in Derivative Instruments

A limited number of our commodity derivative instruments include provisions related to credit ratings and/or adequate assurance clauses.  A credit rating provision provides for a counterparty to demand immediate full or partial payment to cover a net liability position upon the loss of a stipulated credit rating. An adequate assurance clause provides for a counterparty to demand immediate full or partial payment to cover a net liability position should reasonable grounds for insecurity arise with respect to contractual performance by either party.  At March 31, 2009, none of our derivative instruments were in a net liability position nor were any subject to these contingent features.  The potential for derivatives with contingent features to enter a net liability position may change in the future as positions and prices fluctuate.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
   Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments under SFAS 133
Interest rate derivatives	Other current assets	$--	Other current assets	$--	Other current liabilities	$4.6	Other current liabilities	$5.9

Interest rate derivatives	Other assets	--	Other assets	--	Other liabilities	3.1	Other liabilities	3.9

Total interest rate derivatives		--		--		7.7		9.8
Total derivatives
designated as hedging
instruments		$--		$--		$7.7		$9.8

Derivatives not designated as hedging instruments under SFAS 133
Commodity derivatives	Other current assets	$1.3	Other current assets	$1.9	Other current liabilities	$1.2	Other current liabilities	$2.0
Total derivatives not
designated as hedging
instruments		$1.3		$1.9		$1.2		$2.0

The following tables present the effect of our derivative instruments designated as cash flow hedges under SFAS 133 on our condensed consolidated statements of operations for the periods presented:

	Change in Value
Derivatives	Recognized in OCI on
in SFAS 133 Cash Flow	Derivative
Hedging Relationships	(Effective Portion)
	For the Three Months
	Ended March 31,
	2009	2008
Interest rate derivatives	$0.7	$(5.2)
Total	$0.7	$(5.2)

		Amount of Gain/(Loss)
Derivatives	Location of Gain/(Loss)	Reclassified from AOCI
in SFAS 133 Cash Flow	Reclassified from AOCI	to Income
Hedging Relationships	into Income (Effective Portion)	(Effective Portion)
		For the Three Months
		Ended March 31,
		2009	2008
Interest rate derivatives	Interest expense	$(1.4)	$0.1
Total		$(1.4)	$0.1

Over the next twelve months, we expect to reclassify $4.7 million of accumulated other comprehensive loss attributable to interest rate derivative instruments to earnings as an increase to interest expense, based on the current level of interest rates.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of our derivative instruments not designated as hedging instruments under SFAS 133 on our condensed consolidated statements of operations for the periods presented:

Derivatives Not	Gain/(Loss) Recognized in
Designated as SFAS 133	Income on Derivative
Hedging Instruments	Amount		Location
	For the Three Months
	Ended March 31,
	2009	2008
Commodity derivatives	$(0.1)	$(0.1)	Revenue
Total	$(0.1)	$(0.1)

SFAS 157 - Fair Value Measurements

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.  The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities measured on a recurring basis at March 31, 2009.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1		Level 2		Total
Financial assets:
Commodity derivatives	$	*		$1.2	$1.3

Financial liabilities:
Commodity derivatives		$1.2	$	*	$1.2
Interest rate derivatives		--		7.7	7.7
Total derivative liabilities		$1.2		$7.7	$8.9

* Indicates that amounts are negligible and less than $0.1 million

We adopted the provisions of SFAS 157 that apply to nonfinancial assets and liabilities on January 1, 2009.  Our adoption of this guidance had no impact on our financial position, results of operations or cash flows.

Note 5.  Inventories

Our inventory amounts were as follows at the dates indicated:

	March 31,	December 31,
	2009	2008
Working inventory (1)	$10.0	$18.3
Forward sales inventory (2)	4.8	9.7
Total inventory	$14.8	$28.0

(1) Working inventory is comprised of inventories of natural gas, NGLs and certain petrochemical products that are either available-for-sale or used in the provision for services.
(2) Forward sales inventory consists of identified NGL and natural gas volumes dedicated to the fulfillment of forward sales contracts.

Due to fluctuating market prices for natural gas, we record non-cash, lower of average cost or market (“LCM”) adjustments in connection with our available-for-sale inventory.   Our LCM adjustments

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

were immaterial for the three months ended March 31, 2009 and we had no LCM adjustments for the three months ended March 31, 2008.  Our cost of sales amounts were $139.1 million and $248.5 million for the three months ended March 31, 2009 and 2008, respectively.   Cost of sales are a component of operating costs and expenses as presented on our Unaudited Condensed Statements of Consolidated Operations.

Note 6.  Property, Plant and Equipment

Our property, plant and equipment values and accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful	March 31,	December 31,
	Life in Years	2009	2008
Plant and pipeline facilities (1)	3-45 (4)	$4,590.6	$4,175.0
Underground storage wells and related assets (2)	5-35 (5)	417.1	407.9
Transportation equipment (3)	3-10	10.2	10.3
Land		27.8	23.9
Construction in progress		187.1	459.0
Total		5,232.8	5,076.1
Less accumulated depreciation		787.9	745.9
Property, plant and equipment, net		$4,444.9	$4,330.2

(1) Includes natural gas, NGL and petrochemical pipelines, NGL fractionation plants, office furniture and equipment, buildings, and related assets.
(2) Underground storage facilities include underground product storage caverns and related assets such as pipes and compressors.
(3) Transportation equipment includes vehicles and similar assets used in our operations.
(4) In general, the estimated useful life of major components of this category is: pipelines, 18-45 years (with some equipment at 5 years); office furniture and equipment, 3-20 years; buildings 20-35 years; and fractionation facilities, 28 years.
(5) In general, the estimated useful life of underground storage facilities is 20-35 years (with some components at 5 years).

Depreciation expense for the three months ended March 31, 2009 and 2008 was $42.3 million and $40.2 million, respectively.

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of a tangible long-lived asset that results from its acquisition, construction, development and/or normal operation.  The following table presents information regarding our AROs since December 31, 2008.

ARO liability balance, December 31, 2008	$4.6
Accretion expense	0.1
ARO liability balance, March 31, 2009	$4.7

Net property, plant and equipment at March 31, 2009 and December 31, 2008 includes $0.7 million and $1.3 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

Note 7.  Investments in and Advances to Unconsolidated Affiliate - Evangeline

Acadian Gas, through a wholly owned subsidiary, owns a collective 49.51% equity interest in Evangeline, which consists of a 45% direct ownership interest in Evangeline Gas Pipeline, L.P. (“EGP”) and a 45.05% direct interest in Evangeline Gas Corp. (“EGC”).  EGC also owns a 10% direct interest in EGP.  Third parties own the remaining equity interests in EGP and EGC.  Acadian Gas does not have a controlling interest in the Evangeline entities, but does exercise significant influence on Evangeline’s operating policies.  Acadian Gas accounts for its financial investment in Evangeline using the equity

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

method. Our investment in Evangeline is classified within our Natural Gas Pipelines & Services business segment.

The following table presents unaudited summarized income statement data of Evangeline for the periods indicated (on a 100% basis):

	For the Three Months
	Ended March 31,
	2009	2008
INCOME STATEMENT DATA:
Revenues	$36.6	$59.4
Operating income	0.8	1.7
Net income	0.4	0.3

Note 8.  Intangible Assets and Goodwill

The following table summarizes our intangible asset balances by business segment at the dates indicated:

	At March 31, 2009			At December 31, 2008
	Gross	Accum.	Carrying	Gross	Accum.	Carrying
	Value	Amort.	Value	Value	Amort.	Value
NGL Pipelines & Services	$65.4	$(28.3)	$37.1	$65.4	$(26.5)	$38.9
Natural Gas Pipelines & Services	21.0	(8.0)	13.0	21.0	(7.6)	13.4
Total all segments	$86.4	$(36.3)	$50.1	$86.4	$(34.1)	$52.3

The following table presents amortization expense attributable to our intangible assets (by segment) for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
NGL Pipelines & Services	$1.8	$2.0
Natural Gas Pipelines & Services	0.4	0.4
Total all segments	$2.2	$2.4

Based on information currently available, we estimate $6.3 million of amortization expense for the remainder of 2009.

Goodwill

Our goodwill totaled $4.9 million at both March 31, 2009 and December 31, 2008.  Our goodwill was allocated $0.5 million and $4.4 million to our NGL Pipelines & Services segment and our Natural Gas Pipelines & Services segment, respectively.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Debt Obligations

Our consolidated debt obligations consisted of the following at the dates indicated:

	At March 31,	At December 31,
	2009	2008
Revolving Credit Facility	$188.0	$202.0
Term Loan Agreement	282.3	282.3
Total principal amount of long-term debt obligations	$470.3	$484.3

Standby letter of credit outstanding	$1.0	$1.0

There have been no changes in the terms of our Revolving Credit Facility and our Term Loan Agreement since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Covenants

We were in compliance with the covenants of our consolidated debt agreements at March 31, 2009.

Information regarding variable interest rates paid

The following table presents the weighted-average interest rate paid on our consolidated variable-rate debt obligations during the three months ended March 31, 2009.

Weighted-average
interest rate paid
Revolving Credit Facility	2.05%
Term Loan Agreement	1.50%

Evangeline joint venture debt obligation

At March 31, 2009, Evangeline’s debt consisted of $8.2 million of 9.9% fixed rate senior notes due 2010 and a $7.5 million subordinated note payable due 2011. Evangeline was in compliance with its debt covenants at March 31, 2009.  There have been no changes in the terms of Evangeline’s debt agreements since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.  The Partnership has furnished a letter of credit on behalf of Evangeline’s debt service requirements.  At March 31, 2009, the letter of credit amount was $1.0 million.

Note 10.  Equity and Distributions

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

      Registration Statement

We have a universal shelf registration statement on file with the SEC that allows us to periodically issue up to $1.00 billion in debt and equity securities.  After taking into account the past issuance of securities under this universal registration statement, we can issue approximately $999.5 million of additional securities under this registration statement as of March 31, 2009.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unit History

 The following table details changes in our outstanding common units since December 31, 2008.

Common units outstanding, December 31, 2008	20,343,100
Conversion of Class B units to common units on February 1, 2009	37,333,887
Common units outstanding, March 31, 2009	57,676,987

Distributions

Our partnership agreement requires us to distribute all of our available cash (as defined in our Partnership Agreement) to our partners on a quarterly basis. Such distributions are not cumulative.  In addition, we do not have a legal obligation to pay distributions at our initial distribution rate or at any other rate. Our general partner has no incentive distribution rights.

On February 9, 2009, we paid distributions of $0.4275 per common unit with respect to the fourth quarter of 2008.  The Class B units received a prorated distribution of $0.1115 per unit with respect to the 24-day period from December 8, 2008 (the closing date of the DEP II dropdown transaction) to December 31, 2008.  These units automatically converted to common units on February 1, 2009.

On May 8, 2009, we paid a distribution of $0.43 per common unit, with respect to the first quarter of 2009, to unitholders of record as of the close of business on April 30, 2009.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance (“AOCL”) at March 31, 2009 and December 31, 2008 was $7.5 million and $9.6 million, respectively.  Our AOCL was related to interest rate derivative instruments.

Note 11.  Noncontrolling Interest

DEP I Midstream Businesses – Parent

We account for EPO’s 34% ownership interest in the DEP I Midstream Businesses as a noncontrolling interest.   EPO’s share (as our Parent) in the net income of the DEP I Midstream Businesses is deducted from net income in deriving net income attributable to Duncan Energy Partners L.P.  EPO’s ownership interest in the net assets of the DEP I Midstream Businesses is presented as noncontrolling interest in subsidiaries on our Unaudited Condensed Consolidated Balance Sheets as a component of equity.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our calculation of “Net income attributable to noncontrolling interest – DEP I Midstream Businesses – Parent” for the three months ended March 31, 2009 and 2008:
.
		2009		2008
Mont Belvieu Caverns:
Mont Belvieu Caverns’ net income (before special allocation of operational
measurement gains and losses)	$4.5		$5.5
Add (deduct) operational measurement loss (gain) allocated to Parent	1.3	$(1.3)	(0.8)	$0.8
Add depreciation expense related to fully funded projects allocated to Parent	1.5	(1.5)	--	--
Remaining Mont Belvieu Caverns’ net income to allocate to partners	7.3		4.7
Multiplied by Parent 34% interest in remaining net income	x 34%		x 34%
Mont Belvieu Caverns’ net income allocated to Parent	$2.5	2.5	$1.6	1.6
Acadian Gas net income multiplied by Parent 34% interest		0.2		1.2
Lou-Tex Propylene net income multiplied by Parent 34% interest		0.3		0.6
Sabine Propylene net income multiplied by Parent 34% interest		0.3		0.1
South Texas NGL net income multiplied by Parent 34% interest		1.1		1.3
Net income attributable to noncontrolling interest – DEP I Midstream
Businesses – Parent (allocated income)		$1.6		$5.6

The following table provides a reconciliation of the changes since December 31, 2008 in “Noncontrolling interest in subsidiaries – DEP I Midstream Businesses – Parent,” as presented on our Unaudited Condensed Consolidated Balance Sheets:

December 31, 2008 balance	$478.4
Net income attributable to noncontrolling interest – DEP I Midstream Businesses – Parent	1.6
Contributions by EPO to DEP I Midstream Businesses:
Contributions from EPO to Mont Belvieu Caverns in connection with capital projects in which
EPO is funding 100% of the expenditures in accordance with the Mont Belvieu Caverns’ LLC
Agreement, including accrued receivables at March 31, 2009 (see Note 13)	9.4
Contributions from EPO to Mont Belvieu Caverns and South Texas NGL in connection with capital
Projects in which EPO is funding 100% of the expenditures in excess of certain thresholds in
Accordance with the Omnibus Agreement, including accrued receivables at March 31, 2009 (see Note 13)	1.4
Other contributions by EPO to the DEP I Midstream Businesses	0.9
Cash distributions to EPO of operating cash flows of DEP I Midstream Businesses	(9.0)
March 31, 2009 balance	$482.7

For additional information regarding our agreements with EPO in connection with the DEP I dropdown transaction, see “Significant Relationships and Agreements with EPO – Omnibus Agreement” and “Significant Relationships and Agreements with EPO – Mont Belvieu Caverns’ LLC Agreement” under Note 13.

DEP II Midstream Businesses – Parent

We account for EPO’s ownership interests in the DEP II Midstream Businesses as a noncontrolling interest.   EPO’s share (as Parent) of the net income of the DEP II Midstream Businesses is deducted from net income in deriving net income attributable to Duncan Energy Partners L.P.  EPO’s ownership interest in the net assets of the DEP II Midstream Businesses is presented as noncontrolling interest in subsidiaries on our Unaudited Condensed Consolidated Balance Sheets as a component of equity.  The “Percentage Interest” of Enterprise III in each of the DEP II Midstream Businesses is 22.6%, with EPO retaining the remaining 77.4%.  This interest was determined by dividing the aggregate consideration paid or issued by DEP for the DEP II Midstream Businesses, or $730.0 million, by the aggregate value of the DEP II Midstream Businesses of approximately $3.2 billion.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our calculation of “Net income attributable to noncontrolling interest – DEP II Midstream Businesses – Parent” for the three months ended March 31, 2009:

DEP II Midstream Businesses - Base earnings allocation to EPO as Parent (77.4%)		$3.8
Additional income allocation to Duncan Energy Partners:
Total distributions paid by DEP II Midstream Businesses	$32.6
Duncan Energy Partners’ Percentage Interest in total distributions (22.6%)	7.3
Less distributions paid to Duncan Energy Partners (based on fixed annual return)	21.6	(14.3)
Net income attributable to noncontrolling interest – DEP II Midstream Businesses –
Parent (allocated loss)		$(10.5)

With respect to the first quarter of 2009, the DEP II Midstream Businesses distributed $32.6 million to owners.  Of this amount, $21.6 million was paid to Duncan Energy Partners L.P. and $11.0 million to the Parent.  These amounts include distributions paid in April 2009 with respect to March 2009.  Duncan Energy Partners L.P. received its full priority return amount for the first quarter of 2009.

The following table provides a reconciliation of the changes since December 31, 2008 in “Noncontrolling interest in subsidiaries – DEP II Midstream Businesses – Parent,” as presented on our Unaudited Condensed Consolidated Balance Sheets:

December 31, 2008 balance	$2,613.0
Allocated loss from DEP II Midstream Businesses to EPO as Parent	(10.5)
Contributions by EPO in connection with expansion cash calls	113.5
Distributions to noncontrolling interest of subsidiary operating cash flows	(11.1)
Other general cash contributions from noncontrolling interest	21.2
March 31, 2009 balance	$2,726.1

Enterprise III has not yet participated in expansion project spending with respect to the DEP II Midstream Businesses, although it may elect to invest in existing or future expansion projects at a later date. As a result, Enterprise GTM has funded 100% of such growth capital spending, which amounts to $113.5 million for the three months ended March 31, 2009.

For additional information regarding our agreements with EPO in connection with the DEP II dropdown transaction, see “Significant Relationships and Agreements with EPO – Company and Limited Partnership Agreements – DEP II Midstream Businesses” under Note 13.

Note 12.  Business Segments

We have three reportable business segments: (i) Natural Gas Pipelines & Services; (ii) NGL Pipelines & Services; and (iii) Petrochemical Services.  Our business segments are generally organized and managed according to the type of services rendered (or technologies employed) and products produced and/or sold.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows our measurement of total segment gross operating margin for the periods indicated:

		For the Three Months
		Ended March 31,
		2009	2008
Revenues (1)		$256.8	$363.6
Less:	Operating costs and expenses (1)	(239.4)	(337.5)
Add:	Equity in income of unconsolidated affiliate (1)	0.2	0.2
	Depreciation, amortization and accretion in
	operating costs and expenses (2)	44.6	40.1
	Gain on asset sales and related transactions
	in operating costs and expenses (3)	(0.1)	--
Total segment gross operating margin		$62.1	$66.4

(1) These amounts are taken from our Unaudited Condensed Statements of Consolidated Operations.
(2) These non-cash expenses are components of depreciation, amortization and accretion as reflected on our Unaudited Condensed Statements of Consolidated Cash Flows.
(3) These non-cash expenses are taken from the operating activities section of our Unaudited Condensed Statements of Consolidated Cash Flows.

The following table presents a reconciliation of total segment gross operating margin to operating income and net income for the periods noted:

	For the Three Months
	Ended March 31,
	2009	2008
Total segment gross operating margin	$62.1	$66.4
Adjustments to reconcile total segment gross operating margin to operating income:
Depreciation, amortization and accretion in
operating costs and expenses	(44.6)	(40.1)
Gain on asset sales and related transactions in
operating costs and expenses	0.1	--
General and administrative costs	(2.8)	(5.2)
Operating income	14.8	21.1
Other expense, net	(3.7)	(2.7)
Benefit (provision) for income taxes	(0.1)	0.5
Net income	$11.0	$18.9

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information by segment, together with reconciliations to our consolidated totals, is presented in the following table:

	Natural Gas	NGL		Adjustments
	Pipelines	Pipelines	Petrochemical	and	Consolidated
	& Services	& Services	Services	Eliminations	Totals
Revenues from third parties:
Three months ended March 31, 2009	$92.5	$17.7	$3.4	$--	$113.6
Three months ended March 31, 2008	211.0	18.0	3.8	--	232.8

Revenues from related parties:
Three months ended March 31, 2009	110.1	33.1	--	--	143.2
Three months ended March 31, 2008	93.9	36.9	--	--	130.8

Total revenues:
Three months ended March 31, 2009	202.6	50.8	3.4	--	256.8
Three months ended March 31, 2008	304.9	54.9	3.8	--	363.6

Equity in income of Evangeline:
Three months ended March 31, 2009	0.2	--	--	--	0.2
Three months ended March 31, 2008	0.2	--	--	--	0.2

Gross operating margin by individual
business segment and in total:
Three months ended March 31, 2009	38.8	20.8	2.5	--	62.1
Three months ended March 31, 2008	40.8	22.7	2.9	--	66.4

Segment assets:
At March 31,2009	3,272.6	899.4	85.8	187.1	4,444.9
At December 31, 2008	2,887.6	897.0	86.6	459.0	4,330.2

Investments in and advances to unconsolidated
affiliate – Evangeline (see Note 7):
At March 31, 2009	4.9	--	--	--	4.9
At December 31, 2008	4.5	--	--	--	4.5

Intangible assets
At March 31,2009	13.0	37.1	--	--	50.1
At December 31, 2008	13.4	38.9	--	--	52.3

Goodwill
At March 31, 2009	4.4	0.5	--	--	4.9
At December 31, 2008	4.4	0.5	--	--	4.9

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information regarding our consolidated revenues (net of adjustments and eliminations) and expenses for the periods noted:

	For the Three Months
	Ended March 31,
	2009	2008
Natural Gas Pipelines & Services:
Sales of natural gas	$124.9	$229.2
Natural gas transportation services	75.2	74.4
Natural gas storage services	2.5	1.3
Total	202.6	304.9
NGL Pipelines & Services:
Sales of NGLs	6.2	11.6
Sales of other products	3.8	3.3
NGL and petrochemical storage services	24.1	19.4
NGL fractionation services	7.4	7.8
NGL transportation services	8.7	12.1
Other services	0.6	0.7
Total	50.8	54.9
Petrochemical Services:
Propylene transportation services	3.4	3.8
Total consolidated revenues	$256.8	$363.6

Consolidated cost and expenses
Operating costs and expenses:
Cost of natural gas and NGL sales	$131.4	$235.4
Depreciation, amortization and accretion	44.6	40.1
Gain on asset sales and
related transactions	(0.1)	--
Other operating expenses	63.5	62.0
General and administrative costs	2.8	5.2
Total consolidated costs and expenses	$242.2	$342.7

Changes in our revenues and operating costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices.  In general, lower energy commodity prices result in a decrease in our revenues attributable to the sale of natural gas and NGLs; however, these lower commodity prices also decrease the associated cost of sales as purchase prices fall.

Note 13.  Related Party Transactions

The following information summarizes our business relationships and transactions with related parties during the three months ended March 31, 2009.  We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our consolidated balance sheet amounts with related parties for the periods indicated:

	March 31,	December 31,
	2009	2008
Accounts receivable – related parties
EPO and affiliates	$2.6	$2.3
Energy Transfer Equity and affiliates (1)	0.2	0.9
Other	0.2	0.1
Total	$3.0	$3.3

Accounts payable – related parties
EPO and affiliates	$16.1	$46.1
EPCO and affiliates	2.6	1.9
TEPPCO and affiliates (2)	0.1	0.5
Other	1.3	--
Total	$20.1	$48.5

(1) Refers to Energy Transfer Equity, L.P. (“Energy Transfer Equity”) and its consolidated subsidiaries. (2) Refers to TEPPCO Partners, L.P. (“TEPPCO”) and its affiliates.

The following table summarizes our consolidated revenue and expense transactions with related parties for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Revenues:
Revenues from EPO:
Sales of natural gas	$43.3	$28.7
Natural gas transportation services	12.7	11.9
Natural gas storage services	0.4	--
Sales of NGLs	5.5	11.5
NGL and petrochemical storage services	10.2	8.2
NGL fractionation services	7.1	7.3
NGL transportation services	5.7	7.8
Other natural gas and NGL related services	4.2	2.0
Sales of natural gas – Evangeline	53.6	53.1
Natural gas transportation services – Energy Transfer Equity	0.1	0.3
NGL and petrochemical storage services – TEPPCO	0.4	--
Total related party revenues	$143.2	$130.8

Operating costs and expenses:
EPCO administrative services agreement	$19.8	$19.1
Expenses with EPO:
Purchases of natural gas	20.0	2.0
Operational measurement losses (gains)	1.3	(0.8)
Other expenses with EPO	5.2	2.5
Purchases of natural gas – Nautilus	1.9	2.4
Expenses with Energy Transfer Equity:
Purchases of natural gas	(3.7)	6.0
Operating cost reimbursements for shared facilities	(0.6)	(0.7)
Other expenses with Energy Transfer Equity	0.3	0.4
Expenses with TEPPCO	(0.1)	--
Total related party operating costs and expenses	$44.1	$30.9

General and administrative costs:
EPCO administrative services agreement	$2.3	$4.4
Other related party general and administrative costs	(0.2)	(0.2)
Total related party general and administrative costs	$2.1	$4.2

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

One of our principal advantages is our relationship with EPO and EPCO.  EPO is a wholly owned subsidiary of Enterprise Products Partners through which Enterprise Products Partners conducts its business.   Enterprise Products Partners is controlled by its general partner, Enterprise Products GP, LLC (“EPGP”), which in turn is a wholly owned subsidiary of Enterprise GP Holdings L.P. (“Enterprise GP Holdings”).   The general partner of Enterprise GP Holdings is EPE Holdings, LLC (“EPE Holdings”), which is a wholly owned subsidiary of a privately-held company controlled by Dan L. Duncan.  Mr. Duncan is Chairman of our general partner and is the Group Co-Chairman and the controlling shareholder of EPCO.  Our general partner is wholly owned by EPO and EPCO provides all of our employees, including our executive officers.

Significant Relationships and Agreements with EPO

At March 31, 2009, EPO owned approximately 74% of our limited partner interests and 100% of our general partner.  EPO was the sponsor of the DEP I and DEP II dropdown transactions and owns varying interests (as Parent) in the DEP I and DEP II Midstream Businesses.  For a description of EPO’s noncontrolling interest in the income and net assets of the DEP I and DEP II Midstream Businesses, see Note 11.  EPO may contribute or sell other equity interests or assets to us; however, EPO has no obligations or commitment to make such contributions or sales to us, nor do we have any obligation or commitments to accept such contributions or make such purchases.

EPO has continued involvement with all of our subsidiaries, including the following types of transactions: (i) it utilizes our storage services to support its Mont Belvieu fractionation and other businesses; (ii) it buys from, and sells to, us natural gas in connection with its normal business activities; and (iii) it is currently the sole shipper on an NGL pipeline system located in south Texas that is owned by us.

Omnibus Agreement.   On December 8, 2008, we entered into an amended and restated Omnibus Agreement (the “Omnibus Agreement”) with EPO.  The provisions of the Omnibus Agreement have not changed since reported in Note 14 of the Notes to Consolidated Financial Statements under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

EPO indemnified us for certain environmental liabilities, tax liabilities and right-of-way defects associated with the assets it contributed to us in connection with the DEP I and DEP II dropdown transactions.  These indemnifications terminate on February 5, 2010.  We made no claims to EPO during the three months ended March 31, 2009.

Under the Omnibus Agreement, EPO agreed to make additional cash contributions to South Texas NGL and Mont Belvieu Caverns to fund 100% of certain post-February 5, 2007 capital expenditures of South Texas NGL and Mont Belvieu Caverns.  EPO made cash contributions to our subsidiaries of $1.4 million and $9.3 million in connection with the Omnibus Agreement during the three months ended March 31, 2009 and 2008, respectively.

Mont Belvieu Caverns’ LLC Agreement. The Mont Belvieu Caverns’ Limited Liability Company Agreement (the “Caverns LLC Agreement”) states that if Duncan Energy Partners elects to not participate in certain projects of Mont Belvieu Caverns, then EPO is responsible for funding 100% of such projects.  To the extent such non-participated projects generate identifiable incremental cash flows for Mont Belvieu Caverns in the future, the earnings and cash flows of Mont Belvieu Caverns will be adjusted to allocate such incremental amounts to EPO, by special allocation or otherwise. Under the terms of the Caverns LLC Agreement, Duncan Energy Partners may elect to acquire a 66% share of these projects from EPO within 90 days of such projects being placed in service.   EPO made cash contributions of $9.4 million and $36.2 million in connection with the Caverns LLC Agreement for the three months ended March 31, 2009 and 2008, respectively.  We expect additional contributions of approximately $21.6 million from EPO to fund such projects for the remainder of 2009.  The constructed assets will be the property of Mont Belvieu Caverns.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Caverns LLC Agreement also requires the allocation to EPO of operational measurement gains and losses.  Operational measurement gains and losses are created when product is moved between storage wells and are attributable to pipeline and well connection measurement variances.  For the three months ended March 31, 2009 and 2008, we allocated losses of $1.3 million and gains of $0.8 million, respectively.

In November 2008, the Caverns LLC Agreement was amended to provide that EPO would prospectively receive a special allocation (through noncontrolling interest) of 100% of the depreciation related to projects that it has fully funded.   For the three month period ending March 31, 2009, EPO was allocated $1.5 million of depreciation expense related to such projects.

Company and Limited Partnership Agreements – DEP II Midstream Businesses.   On December 8, 2008, the DEP II Midstream Businesses amended and restated their governing documents in connection with the DEP II dropdown transaction.  Collectively, these amendments include, but are not limited to, (i) the payment of cash distributions in accordance with an overall “waterfall” approach, (ii) the funding of operating cash flow deficits and (iii) the election by either owner to fund cash calls associated with expansion capital projects.  See Note 14 of Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2008 for more information on these agreements.

Enterprise III has not yet participated in expansion project spending with respect to the DEP II Midstream Businesses, although it may elect to invest in existing or future expansion projects at a later date. As a result, Enterprise GTM has funded 100% of such growth capital spending and its Distribution Base has increased from $473.4 million at December 31, 2008 to $586.8 million at March 31, 2009.  The Enterprise III Distribution Base was unchanged at $730.0 million at March 31, 2009.

Relationship with EPCO

We have no employees. Substantially all of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA.  We, Enterprise Products Partners, Enterprise GP Holdings, TEPPCO and our respective general partners are among the parties to the ASA.

Our operating costs and expenses for the three months ended March 31, 2009 include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including compensation of EPCO’s employees to the extent that such employees spend time on our businesses. For the three months ended March 31, 2009, we reimbursed EPCO $19.8 million for operating costs and expenses and $2.3 million for general and administrative costs.  For the three months ended March 31, 2008, we reimbursed EPCO $19.1 million for operating costs and expenses and $4.4 for general and administrative costs.

Relationship with Evangeline

Evangeline has entered into a natural gas purchase contract with Acadian Gas that contains annual purchase provisions. The pricing terms of the purchase agreement are based on a monthly weighted-average market price of natural gas (subject to certain market index price ceilings and incentive margins) plus a predetermined margin.  Acadian Gas sold $53.6 million and $53.1 million of natural gas to Evangeline during the three months ended March 31, 2009 and 2008, respectively.   The amount of natural gas purchased by Evangeline pursuant to this contract totaled 3,150 BBtus and 3,342 BBtus during the three months ended March 31, 2009 and 2008, respectively.

The Partnership has furnished letters of credit on behalf of Evangeline’s debt service requirements.  The outstanding letters of credit totaled $1.0 million, at March 31, 2009.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Relationship with Energy Transfer Equity

In May 2007, Enterprise GP Holdings acquired equity method investments in, and therefore is a related party to, Energy Transfer Equity and its general partner.  As a result of the common control of Enterprise GP Holdings and us, Energy Transfer Equity became a related party to us.  Our revenues from Energy Transfer Equity are attributable to natural gas transportation services.  Our related party expenses with Energy Transfer Equity primarily include natural gas purchases for pipeline imbalances, reimbursements of operating costs for shared facilities and the lease of a pipeline in South Texas.

Relationship with TEPPCO

Beginning in 2008, Mont Belvieu Caverns commenced providing NGL and petrochemical storage services to TEPPCO.  For the period January 2007 through March 2008, we leased from TEPPCO an 11-mile pipeline that was part of our South Texas NGL System.  We discontinued this lease during the first quarter of 2008 when we completed the construction of a parallel pipeline.

Note 14.  Earnings Per Unit

Basic earnings per unit is computed by dividing net income or loss allocated to limited partner interests by the weighted-average number of distribution-bearing common units (see Note 10) outstanding during a period.  The Class B units received a pro-rated distribution of $0.1115 per unit with respect to the fourth quarter of 2008 based on the distribution of $0.4275 per unit paid to our common unitholders.  On February 1, 2009, the Class B units automatically converted on a one-for-one basis to common units and will be paid distributions on the same basis as our other common units.  We have no dilutive securities.

The amount of net income or loss allocated to limited partner interests is net of our general partner’s share of such earnings.  The following table presents the allocation of net income to DEP GP for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Net income attributable to Duncan Energy Partners L.P.	$19.9	$13.3
Less: Income allocated to former owners of DEP II Midstream Businesses	--	7.3
Net income allocated to Duncan Energy Partners	19.9	6.0
Multiplied by DEP GP ownership interest	0.7%	2.0%
Net income allocation to DEP GP	$0.1	$0.1

From the closing of our IPO on February 5, 2007 through December 7, 2008, DEP GP maintained a 2.0% general partner interest in us.   On December 8, 2008, DEP GP elected to forego making a cash contribution to us to maintain its 2.0% general partner interest in connection with the DEP II dropdown transaction.   As a result, DEP GP’s general partner interest was reduced to 0.7% beginning December 8, 2008.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Net income attributable to Duncan Energy Partners L.P. after
allocation to former owners	$19.9	$6.0
Less: Income allocation to DEP GP	0.1	0.1
Net income allocation to limited partners	$19.8	$5.9

Basic and diluted earnings per unit:
Numerator (net income allocation to limited partners)	$19.8	$5.9
Denominator (weighted-average units outstanding, in millions):
Common units	57.7	20.3

Earnings per unit	$0.34	$0.29

Note 15.  Commitments and Contingencies

Litigation

On occasion, we are named as a defendant in litigation relating to our normal business operations, including regulatory and environmental matters.  Although we insure against various business risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings as a result of our ordinary business activities.  We are not aware of any litigation, pending or threatened, that may have a significant adverse effect on our financial position or results of operations.

Redelivery Commitments

We transport and store natural gas and NGLs and store petrochemical products for customers under various contracts.  These volumes are (i) accrued as product payables on our Unaudited Condensed Consolidated Balance Sheets, (ii) in transit for delivery to our customers or (iii) held at our storage facilities for redelivery to our customers.  We are insured against any physical loss of such volumes due to catastrophic events.  Under the terms of our NGL and petrochemical product storage agreements, we are generally required to redeliver volumes to the owner on demand.  At March 31, 2009 and December 31, 2008, NGL and petrochemical products aggregating 20.8 million barrels and 22.5 million barrels, respectively, were due to be redelivered to their owners along with 5,116 BBtus and 6,371 BBtus, respectively, of natural gas.

Contractual Obligations

Scheduled maturities of long-term debt.  With the exception of routine fluctuations in the balance of our Revolving Credit Facility, there have been no significant changes in our scheduled maturities of long-term debt since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Operating lease obligations.  We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Our significant lease agreements involve (i) the lease of underground caverns for the storage of natural gas and NGLs, primarily our lease for the Wilson natural gas storage facility and (ii) land held pursuant to right-of-way agreements.  There have been no material changes in our operating lease commitments since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease expense is charged to operating costs and expenses on a straight line basis over the period of expected economic benefit.  Contingent rental payments are expensed as incurred.  Lease and rental expense was $1.7 million and $2.5 million during the three months ended March 31, 2009 and 2008, respectively.

Purchase obligations.  There have been no material changes in our consolidated purchase obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Note 16. Supplemental Cash Flow Information

Third parties may be obligated to reimburse us for all or a portion of expenditures on certain of our capital projects.  The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins.  We received $1.2 million and $2.3 million as contributions in aid of our construction costs during the three months ended March 31, 2009 and 2008, respectively.

The net effect of changes in operating assets and liabilities is as follows for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Decrease (increase) in:
Accounts receivable - trade	$41.6	$(15.9)
Accounts receivable - related party	(2.3)	0.5
Inventories	13.1	5.9
Prepaid and other current assets	(0.2)	0.9
Increase (decrease) in:
Accounts payable - trade	(3.9)	15.6
Accounts payable - related party	(33.5)	(4.3)
Accrued products payable	(38.4)	12.3
Accrued costs and expenses	(0.8)	(23.0)
Other current liabilities	(11.2)	(10.4)
Other long-term liabilities	--	1.1
Net effect of changes in operating accounts	$(35.6)	$(17.3)

We incurred liabilities for construction in progress that had not been paid at March 31, 2009 and December 31, 2008 of $72.4 million and $30.5 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended March 31, 2009 and 2008.

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report.  The following information and such unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Key References Used in this Quarterly Report

Unless the context requires otherwise, references to “we,” “us,” “our,” “the Partnership” or “Duncan Energy Partners” are intended to mean the business and operations of Duncan Energy Partners L.P. and its consolidated subsidiaries.

References to “DEP OLP” mean DEP Operating Partnership L.P., which is a wholly owned subsidiary of Duncan Energy Partners through which Duncan Energy Partners conducts substantially all of its business.

References to “DEP GP” mean DEP Holdings, LLC, which is the general partner of Duncan Energy Partners.

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

References to “TEPPCO” mean TEPPCO Partners, L.P., an affiliated publicly traded partnership, the common units of which are listed on the NYSE under the ticker symbol “TPP.”  References to “TEPPCO GP” mean Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO.

References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., a publicly traded affiliate, the units of which are listed on the NYSE under the ticker symbol “EPE.”  EPGP and TEPPCO GP are both wholly owned by Enterprise GP Holdings.

References to “EPCO” mean EPCO, Inc., which is a related party affiliate to all of the foregoing named entities.

All of the aforementioned entities are affiliates and under common control of Dan L. Duncan, the Group Co-Chairman and controlling shareholder of EPCO.

As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British thermal units
MBPD	= thousand barrels per day
MMBbls	= million barrels
MMBtus	= million British thermal units
Bcf	= billion cubic feet

Cautionary Note Regarding Forward-Looking Statements

This discussion contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,”  “seek,” “goal,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for 2008.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Certain of these accounting policies require the use of estimates.  As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: depreciation methods and estimated useful lives of property, plant and equipment; measuring recoverability of long-lived assets and equity method investments; amortization methods and estimated useful lives of qualifying intangible assets; revenue recognition policies and use of estimates for revenues and expenses; and natural gas imbalances. These estimates are based on our current knowledge and understanding and may change as a result of actions we take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.

Overview of Business

Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.”  Duncan Energy Partners is engaged in the business of (i) natural gas liquids (“NGL”) transportation and fractionation; (ii) the storage of NGL and petrochemical products; (iii) the transportation of petrochemical products; (iv) the gathering, transportation and storage of natural gas; and (v) the marketing of NGLs and natural gas.

We have three reportable business segments: Natural Gas Pipelines & Services; NGL Pipelines & Services; and Petrochemical Services.  Our business segments are generally organized and managed according to the type of services rendered (or technologies employed) and products produced and/or sold.

We conduct substantially all of our business through DEP OLP.  At March 31, 2009, we were owned 99.3% by our limited partners and 0.7% by DEP GP.  At March 31, 2009, EPO owned approximately 74% of our limited partner interests and 100% of our general partner.  DEP GP is responsible, as general partner, for managing our business and operations.

Our business purpose is to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO and other commonly-controlled affiliates.   One of our principal advantages is our relationship with EPO and EPCO.  Our assets connect to various midstream energy assets of EPO and form integral links within EPO’s value chain of assets.  We believe that the operational significance of our assets to EPO, as well as the alignment of our respective economic interests in these assets, will result in a collaborative effort to promote their operational efficiency and maximize value.  In addition, we believe our relationship with EPO and EPCO provides us with a distinct benefit in both the operation of our assets and the identification and execution of potential future acquisitions that are not otherwise taken by Enterprise Products Partners or Enterprise GP Holdings in accordance with our business opportunity agreements.   See Note 13 of Item 1 of this quarterly report for additional information regarding our relationship with EPO and EPCO.

Basis of Financial Statement Presentation

Effective February 1, 2007, Duncan Energy Partners acquired controlling ownership interests in five midstream energy companies (the “DEP I Midstream Businesses”) from EPO in a dropdown transaction.  The DEP I Midstream Businesses consist of (i) Mont Belvieu Caverns, LLC (“Mont Belvieu Caverns”); (ii) Acadian Gas, LLC (“Acadian Gas”); (iii) Enterprise Lou-Tex Propylene Pipeline L.P. (“Lou-Tex Propylene”), including its general partner; (iv) Sabine Propylene Pipeline L.P. (“Sabine Propylene”), including its general partner; and (v) South Texas NGL Pipelines, LLC (“South Texas NGL”).

On December 8, 2008, Duncan Energy Partners entered into a Purchase and Sale Agreement (the “DEP II Purchase Agreement”) with EPO and Enterprise GTM Holdings L.P. (“Enterprise GTM,” a wholly owned subsidiary of EPO).  Pursuant to the DEP II Purchase Agreement, DEP OLP acquired 100% of the membership interests in Enterprise Holding III, LLC (“Enterprise III”) from Enterprise GTM, thereby acquiring a 66% general partner interest in Enterprise GC, L.P. (“Enterprise GC”), a 51% general partner interest in Enterprise Intrastate L.P. (“Enterprise Intrastate”) and a 51% membership interest in Enterprise Texas Pipeline LLC (“Enterprise Texas”).  Collectively, we refer to Enterprise GC, Enterprise Intrastate and Enterprise Texas as the “DEP II Midstream Businesses.”  EPO was the sponsor of this second dropdown transaction.

Prior to the dropdown of controlling ownership interests in the DEP I and DEP II Midstream Businesses to Duncan Energy Partners, EPO owned these businesses and directed their respective activities for all periods presented (to the extent such businesses were in existence during such periods).  Each of the dropdown transactions was accounted for at EPO’s historical costs as a reorganization of entities under common control in a manner similar to a pooling of interests.  On a standalone basis, Duncan Energy Partners did not own any assets prior to February 1, 2007.

References to the “former owners” of the DEP I and DEP II Midstream Businesses represent the ownership of EPO in these businesses prior to the effective date of the related dropdown transactions.  References to “Duncan Energy Partners” mean the registrant and its consolidated subsidiaries since February 2007.  Generic references to “we,” “us,” and “our” mean the combined and/or consolidated businesses included in these financial statements for each reporting period.

For additional information regarding the dropdowns of the DEP I and DEP II Midstream Businesses, as well as the recast of our historical financial information in connection with the DEP II dropdown transaction, please read Note 1 of the Notes to Consolidated Financial Statements included under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Our results of operations for the three months ended March 31, 2009 are not necessarily indicative of results expected for the full year.

Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 established accounting and reporting standards for noncontrolling interests, which were previously identified as Parent interest in our financial statements.  This new standard requires, among other things, that (i) noncontrolling interests be presented as a component of equity on our consolidated balance sheet (i.e., elimination of the “mezzanine” presentation previously used for Parent interest); and (ii) elimination of “Parent interest in income of subsidiaries” amounts as a deduction in deriving net income or loss and, as a result, that net income or loss be allocated between our unitholders and general partner on one hand and noncontrolling interests on the other.   Earnings per unit amounts are not affected by these changes.

The consolidated financial statements included in this Quarterly Report on Form 10-Q reflect the changes required by SFAS 160.  As a result, net income reported for the first quarter of 2008 in these financial statements is higher than that disclosed previously; however, the allocation of such net income results in our unitholders, general partner and Parent (i.e., the noncontrolling interest) receiving the same amounts as they did previously.

Recent Developments

In March 2009, we and Enterprise Products Partners announced that construction has been completed on the 174-mile Sherman Extension expansion of our Texas Intrastate System, which extends through the heart of the prolific Barnett Shale natural gas play of North Texas.  The completion of the Sherman Extension adds 1.1 Bcf/d of incremental natural gas takeaway capacity from the region, while providing producers in the Barnett Shale, and as far away as the Waha area of West Texas, with greater flexibility to reach the most attractive natural gas markets.   The Texas Intrastate System is part of our Natural Gas Pipelines & Services business segment.

Results of Operations

We have three reportable business segments: Natural Gas Pipelines & Services; NGL Pipelines & Services; and Petrochemical Services.  Our business segments are generally organized and managed according to the type of services rendered (or technologies employed) and products produced and/or sold.

We evaluate segment performance based on the non-GAAP financial measure of gross operating margin. Gross operating margin (either in total or by individual segment) is an important performance measure of the core profitability of our operations.  This measure forms the basis of our internal financial reporting and is used by management in deciding how to allocate capital resources among business segments.  We believe that investors benefit from having access to the same financial measures that our management uses in evaluating segment results.  The GAAP financial measure most directly comparable to total segment gross operating margin is operating income.  Our non-GAAP financial measure of total segment gross operating margin should not be considered as an alternative to GAAP operating income.

Selected Volumetric Data

The following table presents average throughput and fractionation volumes for our principal pipelines and facilities.  These statistics are presented in total for each asset (or asset group) irrespective of ownership interest (i.e., on a 100% basis), with the exception of pipeline throughput volumes for Evangeline (a component of the Acadian Gas System). We report volumes for Evangeline on a net basis to our ownership interest.

	For the Three Months
	Ended March 31,
	2009	2008
Natural Gas Pipelines & Services, net:
Natural gas throughput volumes (BBtus/d)
Texas Intrastate System	4,418	3,801
Acadian Gas System:
Transportation volumes	383	410
Sales volumes (1)	288	300
Total natural gas throughput volumes	5,089	4,511
NGL Pipelines & Services, net:
NGL throughput volumes (MBPD)
South Texas NGL System - Pipelines	115	137
NGL fractionation volumes (MBPD)
South Texas NGL System - Fractionators	79	82
Petrochemical Services, net:
Propylene throughput volumes (MBPD)
Lou-Tex Propylene Pipeline	13	30
Sabine Propylene Pipeline	9	10
Total propylene throughput volumes	22	40

(1) Includes average net sales volumes for Evangeline of 35.0 BBtus/d and 36.7 BBtus/d for the three months ended March 31, 2009 and 2008, respectively.

Comparison of Results of Operations

The following table summarizes the key components of our results of operations for the periods indicated (dollars in millions):

	For the Three Months
	Ended March 31,
	2009	2008
Revenues	$256.8	$363.6
Operating costs and expenses	239.4	337.5
General and administrative costs	2.8	5.2
Equity in income of Evangeline	0.2	0.2
Operating income	14.8	21.1
Interest expense	(3.8)	(2.8)
Net loss (income) attributable to noncontrolling interest:
DEP I Midstream Businesses – Parent	(1.6)	(5.6)
DEP II Midstream Businesses – Parent	10.5	--
Net income attributable to Duncan Energy Partners L.P.	19.9	13.3

For information regarding noncontrolling interest, see the section titled “Earnings attributable to Noncontrolling Interest” within this Item 2.

Our gross operating margin by business segment and in total is as follows for the periods indicated (dollars in millions):

	For the Three Months
	Ended March 31,
	2009	2008
Natural Gas Pipelines & Services	$38.8	$40.8
NGL Pipelines & Services	20.8	22.7
Petrochemical Services	2.5	2.9
Total segment gross operating margin	$62.1	$66.4

For a reconciliation of non-GAAP gross operating margin to GAAP operating income and further to GAAP net income, see “Other Items – Non-GAAP Reconciliations” within this Item 2.   For additional information regarding our business segments, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

The following table summarizes the contribution to revenues from each business segment (including the effects of eliminations and adjustments) during the periods indicated (dollars in millions):

	For the Three Months
	Ended March 31,
	2009	2008
Natural Gas Pipelines & Services:
Sales of natural gas	$124.9	$229.2
Natural gas transportation services	75.2	74.4
Natural gas storage services	2.5	1.3
Total segment revenues	$202.6	$304.9

NGL Pipelines & Services:
Sales of NGLs	$6.2	$11.6
Sales of other products	3.8	3.3
NGL and petrochemical storage services	24.1	19.4
NGL fractionation services	7.4	7.8
NGL transportation services	8.7	12.1
Other services	0.6	0.7
Total segment revenues	$50.8	$54.9

Petrochemical Services:
Propylene transportation services	$3.4	$3.8

Total consolidated revenues	$256.8	$363.6

Comparison of the Three Months Ended March 31, 2009 with the Three Months Ended March 31, 2008

Revenues for the first quarter of 2009 were $256.8 million compared to $363.6 million for the first quarter of 2008.  The $106.8 million quarter-to-quarter decrease in consolidated revenues is primarily due to lower energy commodity sales volumes and prices during the first quarter of 2009 relative to the first quarter of 2008.  These factors accounted for a $109.2 million quarter-to-quarter decrease in consolidated revenues from our marketing activities largely due to lower natural gas prices during the first quarter of 2009 relative to the first quarter of 2008.  Revenues from our natural gas pipeline and storage businesses increased $2.0 million quarter-to-quarter attributable to higher pipeline transportation volumes and fees and increased storage activity.  Collectively, revenues from NGL fractionation, transportation and storage services increased $0.8 million quarter-to-quarter primarily due to higher NGL storage volumes and fees during the first quarter of 2009 relative to the first quarter of 2008.  Revenues from propylene transportation decreased $0.4 million quarter-to-quarter due to lower transportation volumes.

Operating costs and expenses were $239.4 million for the first quarter of 2009 versus $337.5 million for the first quarter of 2008.  The $98.1 million quarter-to-quarter decrease in consolidated operating costs and expenses is primarily due to lower cost of sales associated with our natural gas and

NGL marketing activities.  The cost of sales of our natural gas and NGL products decreased $103.9 million quarter-to-quarter as a result of lower volumes and energy commodity prices. Collectively, the remainder of our consolidated operating costs and expenses increased $5.8 million primarily due to higher operating costs and expenses at our Mont Belvieu Storage complex and depreciation expense we recorded during the first quarter of 2009 for the recently completed Sherman Extension of our Texas Intrastate System.

These changes in our revenues and operating costs and expenses quarter-to-quarter are explained primarily by changes in energy commodity prices. The market price of natural gas (as measured at Henry Hub) decreased 39% to an average of $4.91 per MMBtu during the first quarter of 2009 versus an average of $8.03 per MMBtu during the first quarter of 2008.  The weighted-average indicative market price for NGLs was $0.66 per gallon during the first quarter of 2009 versus $1.49 per gallon during the first quarter of 2008 – a 56% decrease quarter-to-quarter.  Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production.

General and administrative costs were $2.8 million for the first quarter of 2009 compared to $5.2 million for the first quarter of 2008. The $2.4 million quarter-to-quarter decrease in general and administrative costs is primarily due to lower costs associated with the DEP II Midstream Businesses.

Operating income for the first quarter of 2009 was $14.8 million compared to $21.1 million for the first quarter of 2008.  Consolidated revenues and certain operating costs and expenses can fluctuate significantly due to changes in energy commodity prices (e.g., the price of natural gas and NGLs) without significantly affecting our operating income.  Consequently, the aforementioned changes in revenues and costs and expenses contributed to the $6.3 million quarter-to-quarter decrease in operating income.

Interest expense increased $1.0 million quarter-to-quarter primarily due to borrowings we made in connection with the DEP II dropdown transaction in December 2008.  Provision for income taxes increased $0.6 million quarter-to-quarter primarily due to an increase in expenses attributable to the Texas Margin Tax.

As a result of items noted in the previous paragraphs, net income decreased $7.9 million quarter-to-quarter to $11.0 million for the first quarter of 2009 compared to $18.9 million for the first quarter of 2008.

Net income attributable to noncontrolling interests reflects an $8.9 million allocation of net losses for the first quarter of 2009 versus an earnings allocation of $5.6 million for the first quarter of 2008.  For information regarding our noncontrolling interest amounts, see “Earnings Attributable to Noncontrolling Interest in Subsidiaries” within this Item 2.  Net income attributable to Duncan Energy Partners increased $6.6 million quarter-to-quarter to $19.9 million for the first quarter of 2009 compared to $13.3 million for the first quarter of 2008.  Net income attributable to Duncan Energy Partners for the first quarter of 2008 includes $7.3 million of income allocated to former owners of the DEP II Midstream Businesses.

The following information highlights significant quarter-to-quarter variances in gross operating margin by business segment:

Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $38.8 million for the first quarter of 2009 compared to $40.8 million for the first quarter of 2008, a $2.0 million quarter-to-quarter decrease.  Total natural gas throughput volumes were 5,089 BBtus/d for the first quarter of 2009 compared to 4,511 BBtus/d for the first quarter of 2008.  Gross operating margin from our Acadian Gas System decreased $3.4 million quarter-to-quarter primarily due to lower sales margins during the first quarter of 2009 relative to the first quarter of 2008.  Gross operating margin from our Texas Intrastate System increased $0.3 million quarter-to-quarter attributable to a 617 BBtus/d quarter-to-quarter increase in natural gas throughput volumes and higher transportation and fees, the effects of which were partially offset by higher ad valorem tax and pipeline integrity expenses.  Collectively, results for the Texas Intrastate and Acadian Gas Systems include $0.4 million of additional property damage repair expenses during the first quarter of 2009 resulting from Hurricanes Gustav and Ike.

Gross operating margin from our Wilson natural gas storage facility increased $0.8 million quarter-to-quarter due to higher reservation fees earned during the first quarter of 2009 compared to the first quarter of 2008.

NGL Pipelines & Services.  Gross operating margin from this business segment was $20.8 million for the first quarter of 2009 compared to $22.7 million for the first quarter of 2008, a $1.9 million quarter-to-quarter decrease.  Gross operating margin from our Mont Belvieu Storage complex decreased $0.3 million quarter-to-quarter, which reflects operational measurement losses of $1.3 million for the first quarter of 2009 compared to operational measurement gains of $0.8 million for the first quarter of 2008.  Although operational measurement gains and losses are included in gross operating margin, they are allocated to EPO through noncontrolling interest; thus, such gains and losses are excluded from net income attributable to Duncan Energy Partners.  Net of operational measurement gains and losses, gross operating margin from our Mont Belvieu Storage complex increased $2.4 million quarter-to-quarter as a result of higher storage revenues due to increased reservation and excess throughput storage fees and increased storage volumes.

Gross operating margin from our South Texas NGL System decreased $1.2 million quarter-to-quarter.  Pipeline transportation volumes on this system decreased to 115 MBPD during the first quarter of 2009 from 137 MBPD during the first quarter of 2008.  NGL fractionation volumes were 79 MBPD during the first quarter of 2009 compared to 82 MBPD during the first quarter of 2008.  System revenues decreased $3.8 million quarter-to-quarter as a result of lower volumes.  Operating costs and expenses decreased $2.6 million quarter-to-quarter primarily due to lower expenses for ad valorem taxes, repair and maintenance and pipeline integrity.  Gross operating margin from our Big Thicket System decreased $0.5 million quarter-to-quarter primarily due to lower NGL sales margins.

 Petrochemical Services.  Gross operating margin from this business segment was $2.5 million for the first quarter of 2009 compared to $2.9 million for the first quarter of 2008.  Petrochemical throughput volumes decreased to 22 MBPD during the first quarter of 2009 from 40 MBPD during the first quarter of 2008.  The $0.4 million quarter-to-quarter decrease in segment gross operating margin is primarily due to lower throughput volumes on our Lou-Tex Propylene Pipeline.

Earnings attributable to Noncontrolling Interest

DEP I Midstream Businesses – Parent

We account for EPO’s 34% ownership interest in the DEP I Midstream Businesses as a noncontrolling interest.   EPO’s share (as our Parent) in the net income of the DEP I Midstream Businesses is deducted from consolidated net income in deriving net income attributable to Duncan Energy Partners L.P.  The following table presents our calculation of “Net income attributable to noncontrolling interest – DEP I Midstream Businesses – Parent” for the three months ended March 31, 2009 and 2008 (dollars in millions):

		2009		2008
Mont Belvieu Caverns:
Mont Belvieu Caverns’ net income (before special allocation of operational
measurement gains and losses)	$4.5		$5.5
Add (deduct) operational measurement loss (gain) allocated to Parent	1.3	$(1.3)	(0.8)	$0.8
Add depreciation expense related to fully funded projects allocated to Parent	1.5	(1.5)	--	--
Remaining Mont Belvieu Caverns’ net income to allocate to partners	7.3		4.7
Multiplied by Parent 34% interest in remaining net income	x 34%		x 34%
Mont Belvieu Caverns’ net income allocated to Parent	$2.5	2.5	$1.6	1.6
Acadian Gas net income multiplied by Parent 34% interest		0.2		1.2
Lou-Tex Propylene net income multiplied by Parent 34% interest		0.3		0.6
Sabine Propylene net income multiplied by Parent 34% interest		0.3		0.1
South Texas NGL net income multiplied by Parent 34% interest		1.1		1.3
Net income attributable to noncontrolling interest – DEP I Midstream
Businesses – Parent (allocated income)		$1.6		$5.6

For additional information regarding our agreements with EPO in connection with the dropdown of the DEP I Midstream Businesses, see “Significant Relationships and Agreements with EPO – Omnibus Agreement” and “Significant Relationships and Agreements with EPO – Mont Belvieu Caverns’ LLC Agreement” under Note 13 of Item 1 of this quarterly report.

DEP II Midstream Businesses – Parent

We account for EPO’s ownership interests in the DEP II Midstream Businesses as a noncontrolling interest.   EPO’s share (as Parent) of the net income of the DEP II Midstream Businesses is deducted from consolidated net income in deriving net income attributable to Duncan Energy Partners L.P. The “Percentage Interest” of Enterprise III in each of the DEP II Midstream Businesses is 22.6%, with EPO retaining the remaining 77.4%.  This interest was determined by dividing the aggregate consideration paid or issued by DEP for the DEP II Midstream Businesses, or $730.0 million, by the aggregate value of the DEP II Midstream Businesses of approximately $3.2 billion.

The following table presents our calculation of “Net income attributable to noncontrolling interest – DEP II Midstream Businesses – Parent” for the three months ended March 31, 2009 (dollars in millions):

DEP II Midstream Businesses - Base earnings allocation to EPO as Parent (77.4%)		$3.8
Additional income allocation to Duncan Energy Partners:
Total distributions paid by DEP II Midstream Businesses	$32.6
Duncan Energy Partners’ Percentage Interest in total distributions (22.6%)	7.3
Less distributions paid to Duncan Energy Partners (based on fixed annual return)	21.6	(14.3)
Net income attributable to noncontrolling interest – DEP II Midstream Businesses
Parent (allocated loss)		$(10.5)

With respect to the first quarter of 2009, the DEP II Midstream Businesses distributed $32.6 million to owners.  Of this amount, $21.6 million was paid to Duncan Energy Partners L.P. and $11.0 million to the Parent.  These amounts include distributions paid in April 2009 with respect to March 2009.  Duncan Energy Partners L.P. received its full priority return amount for the first quarter of 2009.

For additional information regarding our agreements with EPO in connection with the dropdown of the DEP II Midstream Businesses, see “Significant Relationships and Agreements with EPO – Company and Limited Partnership Agreements – DEP II Midstream Businesses” under Note 13 of Item 1 of this quarterly report.

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

At March 31, 2009, we had approximately $132.8 million of liquidity, which included $21.8 million of unrestricted cash on hand and approximately $111.0 million of credit available under the Revolving Credit Facility.  At March 31, 2009, our total debt balance was $470.3 million, which consists of $188.0 million outstanding under the Revolving Credit Facility and $282.3 million we borrowed under the Term Loan Agreement.  In addition, we had a $1.0 million letter of credit outstanding under the Revolving Credit Facility. Our bank loan agreements require us to maintain certain financial and other customary covenants.  We were in compliance with the covenants of our loan agreements at March 31, 2009.

It is our belief that we will continue to have adequate liquidity and capital resources to fund future recurring operating and investing activities.

Registration Statements

We may issue equity or debt securities to assist us in meeting our liquidity and capital spending requirements.  We have a universal shelf registration statement on file with the Securities Exchange Commission (“SEC”) that allows us to periodically issue up to $1.00 billion in debt and equity securities.  After taking into account the past issuance of securities under this universal registration statement, we can issue approximately $999.5 million of additional securities under this registration statement as of March 31, 2009. We currently expect to use any proceeds from such offerings under this universal shelf registration statement for general partnership purposes or other purposes to be specified in connection with an offering.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).  For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows.

	For the Three Months
	Ended March 31,
	2009	2008
Net cash flows provided by operating activities	$19.8	$40.9
Cash used in investing activities	115.0	236.4
Cash provided by financing activities	104.0	207.4

The following information highlights the significant quarter-to-quarter variances in our cash flow amounts:

Comparison of the three months ended March 31, 2009 with the three months ended March 31, 2008

Operating activities. Net cash flows provided by operating activities were $19.8 million for the three months ended March 31, 2009 compared to $40.9 million for the three months ended March 31, 2008.  The change in operating cash flow is generally due to a $4.3 million decrease in gross operating margin between periods (see “Results of Operations” included within this Item 2) adjusted for the timing of related cash receipts and disbursements.

Investing activities. Net cash flows used in investing activities were $115.0 million for the three months ended March 31, 2009 compared to $236.4 million for the three months ended March 31, 2008.  The $121.4 million quarter-to-quarter decrease is primarily due to a reduction in growth capital spending for both the DEP I and DEP II Midstream Businesses.  Capital expenditures net of contribution in aid of construction costs decreased $121.1 million quarter-to-quarter.

Financing activities. Net cash flows provided by financing activities were $104.0 million for the three months ended March 31, 2009 compared to $207.4 million for the three months ended March 31, 2008.  The decrease of $103.4 million is primarily due to the following:

▪
Net contributions received from the former owners of the DEP II Midstream Businesses decreased $175.2 million quarter-to-quarter.  The DEP II Midstream Businesses operated within the EPO cash management program prior to the dropdown transaction date of December 8, 2008.  See “Summary of Significant Accounting Policies – Cash and Cash Equivalents” under Note 2 of  the Notes to Consolidated Financial Statements under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 for more information related to participation in the EPO cash management program.

▪
Contributions from noncontrolling interests increased $85.0 million.  Contributions received from Enterprise GTM related to expansion capital projects of the DEP II Midstream Businesses were $113.5 million.  Prior to the dropdown of the DEP II Midstream Businesses, capital expenditures for these projects were funded by the former owners of the DEP II Midstream Businesses.  See “Noncontrolling Interest in Subsidiaries – DEP II Midstream Businesses – Parent” under Note 11 of Item 1 for more information regarding funding for the expansion capital projects of the DEP II Midstream Businesses following their dropdown.  Contributions received from EPO (as Parent) in connection with certain growth capital projects on South Texas NGL and Mont Belvieu Caverns decreased by approximately $34.7 million quarter-to-quarter from $45.5 million during the first quarter of 2008 compared to $10.8 million during the first quarter of 2009.  See “Significant Relationships and Agreements with EPO – Omnibus Agreement” and “Significant Relationships and Agreements with EPO – Mont Belvieu Caverns’ LLC Agreement” under Note 13 of Item 1 for additional information regarding the funding of expansion projects.  Other contributions received from noncontrolling interests increased $6.2 million.

▪
Distributions to noncontrolling interests increased $6.2 million quarter-to-quarter.   Distributions paid to the noncontrolling interests of the DEP I Midstream Businesses decreased by approximately $0.5 million from $9.5 million in the first quarter of 2008 to $9.0 million in the first quarter of 2009.  Distributions paid to noncontrolling interests of the DEP II Midstream Businesses were $6.7 million.

▪
Distributions to our unitholders and general partner increased approximately $4.6 million quarter-to-quarter due to an increase in our distribution rate to unitholders and the issuance of 37.3 million Class B units in December 2008, which converted to common units on February 1, 2009, in connection with the dropdown of the DEP II Midstream Businesses.

Capital Expenditures

Part of our business strategy involves expansion through business combinations and growth capital projects.The following table summarizes our capital spending by activity on a cash basis for the periods indicated (dollars in millions):

	For the Three Months
	Ended March 31,
	2009	2008
Capital spending for property, plant and equipment, net
of contributions in aid of construction costs	$115.0	$236.1
Capital spending for investments in unconsolidated affiliate	0.1	0.3
Total capital spending	$115.1	$236.4

The majority of our capital spending during the first quarters of 2009 and 2008 was attributable to ongoing expansions of the Texas Intrastate System, including the Sherman Extension in North Texas.

The following table reflects our estimated consolidated capital spending for the remainder of 2009 (i.e., the second, third and fourth quarters) (dollars in millions):

	Expansion (1) (2)		Sustaining (1)		Total
	EPO	DEP	EPO	DEP	EPO	DEP
DEP I Midstream Businesses	$22.0	$--	$10.7	$5.5	$32.7	$5.5
DEP II Midstream Businesses	276.8	--	20.5	18.3	297.3	18.3
Total	$298.8	$--	$31.2	$23.8	$330.0	$23.8

(1) Allocation of estimated capital expenditures between Duncan Energy Partners and EPO as Parent is based on their respective ownership percentages in the underlying businesses.
(2) With respect to growth capital spending, EPO (as Parent) funds the majority of such project costs under agreements executed in connection with the dropdowns of the DEP I and DEP II Midstream Businesses. In order to fund our share of growth capital spending, we depend on our ability to generate the required funds from either operating cash flows or from other means, including borrowings under debt agreements and the issuance of equity.

Our forecast of capital expenditures is based on current announced growth plans.   See “Significant Relationships and Agreements with EPO – Omnibus Agreement”  and “Significant Relationships and Agreements with EPO – Omnibus Agreement”  under Note 13 of Item 1 of this quarterly report for information regarding EPO’s funding of certain growth capital spending of South Texas NGL and Mont Belvieu Caverns.   For information regarding the expansion capital funding arrangements of the DEP II Midstream Businesses, see “Significant Relationships and Agreements with EPO - Company and Limited Partnership Agreements - DEP II Midstream Businesses” under Note 13 of Item 1 of this quarterly report.

At March 31, 2009, we had approximately $100.0 million in purchase commitments outstanding that relate to our capital spending for property, plant and equipment.  These commitments primarily relate to expansion projects on our Texas Intrastate System.

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

The following table summarizes our pipeline integrity costs for the periods indicated (dollars in millions):

	For the Three Months
	Ended March 31,
	2009	2008
Expensed	$4.7	$3.1
Capitalized	3.4	2.4
Total	$8.1	$5.5

We expect the costs of our pipeline integrity program, irrespective of whether such costs are capitalized or expensed, to approximate $41.5 million for the remaining three quarters of 2009.

Other Items

Contractual Obligations

With the exception of routine fluctuations in the balance of our Revolving Credit Facility, there have been no significant changes in our contractual obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

There have been no significant changes with regards to our off-balance sheet arrangements since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Summary of Related Party Transactions

The following table summarizes our consolidated balance sheet transactions with related parties for the periods indicated (dollars in millions):

	March 31,	December 31,
	2009	2008
Accounts receivable – related parties
EPO and affiliates	$2.6	$2.3
Energy Transfer Equity and affiliates (1)	0.2	0.9
Other	0.2	0.1
Total	$3.0	$3.3

Accounts payable – related parties
EPO and affiliates	$16.1	$46.1
EPCO and affiliates	2.6	1.9
TEPPCO and affiliates (2)	0.1	0.5
Other	1.3	--
Total	$20.1	$48.5

(1) Refers to Energy Transfer Equity, L.P. (“Energy Transfer Equity”) and its consolidated subsidiaries. (2) Refers to TEPPCO Partners, L.P. (“TEPPCO”) and its consolidated subsidiaries.

The following table summarizes our consolidated revenue and expense transactions with related parties for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Revenues:
Revenues from EPO	$89.1	$77.4
Sales of natural gas – Evangeline	53.6	53.1
Natural gas transportation services – Energy Transfer Equity	0.1	0.3
NGL & petrochemical storage services – TEPPCO	0.4	--
Total related party revenues	$143.2	$130.8

Operating costs and expenses:
EPCO administrative services agreement	$19.8	$19.1
Expenses with EPO	26.5	3.7
Purchases of natural gas – Nautilus	1.9	2.4
Expenses with Energy Transfer Equity	(4.0)	5.7
Expenses with TEPPCO	(0.1)	--
Total	$44.1	$30.9
General and administrative expenses:
EPCO administrative services agreement	$2.3	$4.4
Other related party general and administrative costs	(0.2)	(0.2)
Total	$2.1	$4.2

For additional information regarding our relationships with related parties, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Non-GAAP Reconciliations

A reconciliation of our measurement of total non-GAAP gross operating margin to GAAP operating income and further to GAAP net income is presented in the following table (dollars in millions):

	For the Three Months
	Ended March 31,
	2009	2008
Total non-GAAP segment gross operating margin	$62.1	$66.4
Adjustments to reconcile total non-GAAP segment
gross operating margin to GAAP net income:
Depreciation, amortization and accretion in
operating costs and expenses	(44.6)	(40.1)
Gain on asset sales and related transactions in
operating costs and expenses	0.1	--
General and administrative costs	(2.8)	(5.2)
GAAP operating income	14.8	21.1
Other expense, net	(3.7)	(2.7)
Benefit (provision) for income taxes	(0.1)	0.5
GAAP net income	$11.0	$18.9

Recent Accounting Developments

The accounting standard setting bodies have recently issued the following accounting guidance since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008:

▪
FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

▪	FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments

For additional information regarding recent accounting developments, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Weather-Related Risks

EPCO expects to renew its property insurance policies on or before June 1, 2009.  In light of the recent history associated with hurricane and other weather-related events, it is expected that renewal of policies for weather related risks will result in significant increases in the cost of coverage as well as the physical damage and business interruption deductibles.  With regard to windstorm events, EPCO may be unable to purchase coverage equivalent to existing policies due to changes in limits, terms and conditions of such insurance.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the course of our normal business operations, we are exposed to certain risks, including changes in interest rates and commodity prices. In order to manage risks associated with certain identifiable and anticipated transactions, we use derivative instruments. Derivatives are financial instruments whose fair value is determined by changes in a specified benchmark such as interest rates, commodity prices or currency values. Typical derivative instruments include futures, forward contracts, swaps and other instruments with similar characteristics.  Substantially all of our derivatives are used for non-trading activities.  See Note 4 to the Unaudited Condensed Financial Statements included under Item 1 of this Quarterly Report for additional information regarding our derivative instruments and hedging activities.

Our exposures to market risk have not changed materially since those reported under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2008.

Interest Rate Derivative Instruments

We utilize interest rate swaps to manage our exposure to changes in the interest rates of certain consolidated debt agreements. This strategy is a component in controlling our cost of capital associated with such borrowings.

The following table shows the effect of hypothetical price movements on the estimated fair value (“FV”) of our interest rate swap portfolio (dollars in millions).

	Resulting	Portfolio FV at
Scenario	Classification	March 31, 2009	April 20, 2009
FV assuming no change in underlying interest rates	Liability	$7.7	$7.4
FV assuming 10% increase in underlying interest rates	Liability	7.3	7.0
FV assuming 10% decrease in underlying interest rates	Liability	8.0	7.8

Commodity Risk Program

The price of natural gas is subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control. In order to manage the price risk associated with such products, Acadian Gas enters into commodity derivative instruments such as forwards, basis swaps and futures contracts.

The following table presents the effect of hypothetical price movements on the estimated fair value of this portfolio at the dates presented (dollars in thousands):

		Portfolio FV at
Scenario	Resulting Classification	December 31, 2008	March 31, 2009	April 20, 2009
FV assuming no change in underlying commodity prices	Asset (Liability)	$(84)	$33	$--
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	(92)	33	3
FV assuming 10% decrease in underlying commodity prices	Asset (Liability)	(80)	33	(4)

Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report, our management carried out an evaluation, with the participation of our general partner’s chief executive officer (the “CEO”) and our general partner’s chief financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on that evaluation, as of the end of the period covered by this Report, the CEO and CFO concluded:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the first quarter of 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our General Partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this Quarterly Report.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

See Part I, Item 1, Financial Statements, Note 15, “Commitments and Contingencies – Litigation,” of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Item 1A.  Risk Factors.

In general, there have been no significant changes in our risk factors since December 31, 2008.  For a detailed discussion of our risk factors, please read, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for 2008.

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

10.1
Fifth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., EPE Holdings, LLC, DEP Holdings, LLC, Duncan Energy Partners L.P., DEP OLPGP, LLC, DEP Operating Partnership L.P., TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated January 30, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Enterprise Products Partners L.P. on February 5, 2009).

31.1#	Sarbanes-Oxley Section 302 certification of Richard H. Bachmann for Duncan Energy Partners L.P. for the March 31, 2009 quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. for the March 31, 2009 quarterly report on Form 10-Q.
32.1#	Section 1350 certification of Richard H. Bachmann for the March 31, 2009 quarterly report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for the March 31, 2009 quarterly report on Form 10-Q.

*
With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323; Enterprise GP Holdings L.P., 1-32610; and Duncan Energy Partners L.P., 1-33266.

#	Filed with this report.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2009.

DUNCAN ENERGY PARTNERS L.P.
(A Delaware Limited Partnership)

By:	DEP Holdings, LLC, as General Partner

By:	/s/ Michael J. Knesek
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller and Principal Accounting Officer of the General Partner