Form 10-K/A
period 2008-12-31
Duncan Energy Partners L.P.
filed 2009-06-11
CIK 1379378

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

The aggregate market value of the common units of Duncan Energy Partners L.P. held by non-affiliates at June 30, 2008, based on the closing price of such equity securities in the daily composite list for transactions on the New York Stock Exchange, was approximately $366.2 million.  This figure excludes common units beneficially owned by certain affiliates, including (i) Dan L. Duncan and (ii) Enterprise Products Operating LLC. As of February 2, 2009, there were 57,676,987 outstanding common units of Duncan Energy Partners L.P.  This figure includes 42,726,987 common units owned by Enterprise Products Operating LLC, the parent company of Duncan Energy Partners L.P.

EXPLANATORY NOTE

Duncan Energy Partners L.P. (the Registrant) is filing this Amendment No. 1 (“Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2008 which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009 (the “Annual Report”).  This Amendment amends Part IV, Item 15 of the Annual Report to include exhibits, which are included as Exhibits 3.4 and 3.7 below, that were previously omitted from the Annual Report.

            This Amendment should be read in conjunction with the Annual Report, which continues to speak as of the date of the Annual Report.  Except for Part IV, Item 15, this Amendment does not modify or update disclosures in the Annual Report.  Accordingly, this Amendment does not reflect events occurring after the filing of the Annual Report or modify or update any related or other disclosures.

As a result of this Amendment, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

3.4
Second Amendment to Amended and Restated Partnership Agreement of Duncan Energy Partners L.P. dated as of November 6, 2008 (incorporated by reference to Exhibit 3.4 to Form 10-Q for the period ended September 30, 2008, filed on November 10, 2008).

3.5	Third Amendment to Amended and Restated Partnership Agreement of Duncan Energy Partners L.P., dated December 8, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 8, 2008).
3.6
Second Amended and Restated Limited Liability Company Agreement of DEP Holdings, LLC, dated May 3, 2007 (incorporated by reference to Exhibit 3.4 to Form 10-Q for the period ended March 31, 2007, filed on May 4, 2007).

3.7
First Amendment to the Second Amended and Restated Limited Liability Company Agreement of DEP Holdings, LLC, dated November 6, 2008 (incorporated by reference to Exhibit 3.8 to Form 10-Q for the period ended September 30, 2008, filed on November 10, 2008).

3.8	Certificate of Formation of DEP OLPGP, LLC (incorporated by reference to Exhibit 3.5 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).

3.9
Amended and Restated Limited Liability Company Agreement of DEP OLPGP, LLC, dated January 19, 2007 (incorporated by reference to Exhibit 3.6 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 22, 2007).

3.10	Certificate of Limited Partnership of DEP Operating Partnership, L.P. (incorporated by reference to Exhibit 3.7 to Form S-1 Registration Statement (Reg. No. 333-138371) filed November 2, 2006).
3.11
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

10.7***	Second Amendment to Agreement of Limited Partnership of EPE Unit L.P. dated July 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enterprise GP Holdings L.P. on July 7, 2008).
10.8***
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

10.10
Second Amended and Restated Limited Liability Company Agreement of Mont Belvieu Caverns, LLC, dated November 6, 2008 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended September 30, 2008, filed on November 10, 2008)

10.11
Purchase and Sale Agreement dated as of December 8, 2008 by and among (a) Enterprise Products Operating LLC and Enterprise GTM Holdings L.P. as the Seller Parties and (b) Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P. and DEP OLP GP, LLC as the Buyer Parties (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 8, 2008).

10.12
Contribution, Conveyance and Assumption Agreement dated as of December 8, 2008 by and among Duncan Energy Partners L.P., DEP OLPGP, LLC, DEP Operating Partnership, L.P., Enterprise GTM Holdings L.P. and Enterprise Holding III, L.L.C. (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 8, 2008).

10.13	Third Amended and Restated Agreement of Limited Partnership of Enterprise GC, L.P. dated as of December 8, 2008 (incorporated by reference to Exhibit 10.3 of Form 8-K filed December 8, 2008).
10.14	Fourth Amended and Restated Agreement of Limited Partnership of Enterprise Intrastate L.P. dated as of December 8, 2008 (incorporated by reference to Exhibit 10.4 of Form 8-K filed December 8, 2008).
10.15	Amended and Restated Company Agreement of Enterprise Texas Pipeline LLC dated as of December 8, 2008 (incorporated by reference to Exhibit 10.5 of Form 8-K filed December 8, 2008).
10.16
Amended and Restated Omnibus Agreement dated as of December 8, 2008 among Enterprise Products Operating LLC, DEP Holdings, LLC, Duncan Energy Partners L.P., DEP OLPGP, LLC, DEP Operating Partnership, L.P., Enterprise Lou-Tex Propylene Pipeline L.P., Sabine Propylene Pipeline L.P., Acadian Gas, LLC, Mont Belvieu Caverns, LLC, South Texas NGL Pipelines, LLC, Enterprise Holding III, L.L.C., Enterprise Texas Pipeline LLC, Enterprise Intrastate L.P. and Enterprise GC, LP (incorporated by reference to Exhibit 10.6 of Form 8-K filed December 8, 2008).

10.17
Unit Purchase Agreement, dated as of December 8, 2008, by and between Duncan Energy Partners L.P. and Enterprise Products Operating LLC (incorporated by reference to Exhibit 10.9 of Form 8-K filed December 8, 2008).

10.18
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

12.1#	Computation of ratio of earnings to fixed charges for each of the five years ended December 31, 2008, 2007, 2006, 2005 and 2004.
21.1#	List of Subsidiaries of Duncan Energy Partners L.P.
31.1+	Sarbanes-Oxley Section 302 certification of Richard H. Bachmann for Duncan Energy Partners L.P. for the December 31, 2008 annual report on Form 10-K/A.
31.2+	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. for the December 31, 2008 annual report on Form 10-K/A.
32.1#	Section 1350 certification of Richard H. Bachmann for the December 31, 2008 annual report on Form 10-K.
32.2#	Section 1350 certification of W. Randall Fowler for the December 31, 2008 annual report on Form 10-K.

*
With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323; Enterprise GP Holdings L.P., 1-32610; and Duncan Energy Partners L.P., 1-33266.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 11, 2009.

DUNCAN ENERGY PARTNERS L.P.
(A Delaware Limited Partnership)

By: DEP Holdings, LLC, as General Partner

By: /s/ Michael J. Knesek
Name: Michael J. Knesek
Title: Senior Vice President, Controller and Principal Accounting Officer of the General Partner