Form 10-Q/A
period 2009-03-31
Duncan Energy Partners L.P.
filed 2009-06-11
CIK 1379378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Duncan Energy Partners L.P. (the Registrant) is filing this Amendment No. 1 (“Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009 (the “Quarterly Report”).  This Amendment amends Part II, Item 6 of  the Quarterly Report to include exhibits, which are included as Exhibits 3.4 and 3.7 below, that were previously omitted from the Quarterly Report.

            This Amendment should be read in conjunction with the Quarterly Report, which continues to speak as of the date of the Quarterly Report.  Except for Part II, Item 6, this Amendment does not modify or update disclosures in the Quarterly Report.  Accordingly, this Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update any related or other disclosures.

As a result of this Amendment, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II.  OTHER INFORMATION

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

31.1+	Sarbanes-Oxley Section 302 certification of Richard H. Bachmann for Duncan Energy Partners L.P. for the March 31, 2009 quarterly report on Form 10-Q/A.
31.2+	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. for the March 31, 2009 quarterly report on Form 10-Q/A.
32.1#	Section 1350 certification of Richard H. Bachmann for the March 31, 2009 quarterly report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for the March 31, 2009 quarterly report on Form 10-Q.

*
With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323; Enterprise GP Holdings L.P., 1-32610; and Duncan Energy Partners L.P., 1-33266.

#	Filed with the Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed with the SEC on May 11, 2009.
+	Filed herewith.

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