Form 10-Q
period 2009-09-30
Duncan Energy Partners L.P.
filed 2009-11-09
CIK 1379378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐    No ☑

There were 57,676,987 common units of Duncan Energy Partners L.P. outstanding at November 4, 2009.  These common units trade on the New York Stock Exchange under the ticker symbol “DEP.”

DUNCAN ENERGY PARTNERS L.P.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$31.9	$13.0
Accounts receivable – trade, net of allowance for doubtful accounts	86.5	117.3
Accounts receivable – related parties	3.6	3.3
Gas imbalance receivables	11.3	35.7
Inventories	12.3	28.0
Prepaid and other current assets	8.0	4.3
Total current assets	153.6	201.6
Property, plant and equipment, net	4,506.9	4,330.2
Investment in Evangeline	5.4	4.5
Intangible assets, net of accumulated amortization of $40.5 at September 30, 2009
and $34.1 at December 31, 2008	45.9	52.3
Goodwill	4.9	4.9
Other assets	0.9	1.2
Total assets	$4,717.6	$4,594.7

LIABILITIES AND EQUITY
Current liabilities
Accounts payable – trade	$55.8	$45.2
Accounts payable – related parties	13.0	48.5
Accrued product payables	45.7	109.7
Accrued property taxes	11.5	8.3
Other current liabilities	26.8	41.6
Total current liabilities	152.8	253.3
Long-term debt (see Note 9)	462.8	484.3
Deferred tax liabilities	5.5	5.7
Other long-term liabilities	6.4	7.2
Commitments and contingencies
Equity: (see Note 10)
Duncan Energy Partners L.P. partners’ equity:
Limited partners
Common units (57,676,987 common units outstanding at September 30, 2009 and
20,343,100 common units outstanding at December 31, 2008)	767.5	308.2
Class B units (37,333,887 Class B units outstanding at December 31, 2008)	--	453.8
General partner	1.0	0.4
Accumulated other comprehensive loss	(5.8)	(9.6)
Total Duncan Energy Partners L.P. partners’ equity	762.7	752.8
Noncontrolling interest in subsidiaries: (see Note 11)
DEP I Midstream Businesses – Parent	484.4	478.4
DEP II Midstream Businesses – Parent	2,843.0	2,613.0
Total noncontrolling interest	3,327.4	3,091.4
Total equity	4,090.1	3,844.2
Total liabilities and equity	$4,717.6	$4,594.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008*	2009	2008*
Revenues
Third parties	$116.0	$189.9	$336.5	$698.0
Related parties	128.6	242.3	391.6	576.6
Total revenues (see Note 12)	244.6	432.2	728.1	1,274.6
Costs and Expenses
Operating costs and expenses:
Third parties	178.6	277.4	551.0	984.8
Related parties	42.2	132.0	124.7	220.8
Total operating costs and expenses	220.8	409.4	675.7	1,205.6
General and administrative costs:
Third parties	0.3	0.7	1.0	2.4
Related parties	2.9	3.7	7.8	11.7
Total general and administrative costs	3.2	4.4	8.8	14.1
Total costs and expenses	224.0	413.8	684.5	1,219.7
Equity in income of Evangeline	0.5	0.3	1.0	0.7
Operating income	21.1	18.7	44.6	55.6
Other income (expense)
Interest expense	(3.4)	(2.8)	(10.6)	(8.3)
Other, net	--	0.1	0.1	0.4
Total other expense, net	(3.4)	(2.7)	(10.5)	(7.9)
Income before benefit from (provision for) income taxes	17.7	16.0	34.1	47.7
Benefit from (provision for) income taxes	0.1	(1.0)	(0.8)	(1.1)
Net income	17.8	15.0	33.3	46.6
Net loss (income) attributable to noncontrolling interest: (see Note 11)
DEP I Midstream Businesses - Parent	(5.7)	(4.4)	(10.3)	(9.4)
DEP II Midstream Businesses - Parent	12.7	--	44.9	--
Total net loss (income) attributable to noncontrolling interest	7.0	(4.4)	34.6	(9.4)
Net income attributable to Duncan Energy Partners L.P. (see Note 1)	$24.8	$10.6	$67.9	$37.2

Allocation of net income attributable to Duncan Energy
Partners L.P.: (see Note 1)
Duncan Energy Partners L.P.:
Limited partners’ interest in net income	$24.6	$3.7	$67.4	$16.1
General partner interest in net income	$0.2	$0.1	$0.5	$0.3
Former owners of DEP II Midstream Businesses		$6.8		$20.8

Basic and diluted earnings per unit (see Note 14)	$0.43	$0.18	$1.17	$0.79

See Notes to Unaudited Condensed Consolidated Financial Statements.
*See Note 1 for information regarding these recasted amounts and basis of financial statement presentation.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008*	2009	2008*

Net income	$17.8	$15.0	$33.3	$46.6
Other comprehensive income:
Cash flow hedges:
Interest rate derivative instrument losses during period	(1.1)	(1.1)	(0.9)	(2.2)
Reclassification adjustment for losses included in net income related to
interest rate derivative instruments	1.8	0.8	4.7	1.6
Commodity derivative instrument losses during period	--	(0.3)	--	(0.4)
Reclassification adjustment for losses included in net income related to
commodity derivative instruments	--	0.1	--	0.2
Total cash flow hedges	0.7	(0.5)	3.8	(0.8)
Comprehensive income	18.5	14.5	37.1	45.8
Comprehensive loss (income) attributable to noncontrolling interest:
DEP I Midstream Businesses – Parent	(5.7)	(4.4)	(10.3)	(9.4)
DEP II Midstream Businesses – Parent	12.7	--	44.9	--
Total comprehensive loss (income) attributable to noncontrolling interest	7.0	(4.4)	34.6	(9.4)
Comprehensive income allocated to former owners of DEP II Midstream Businesses	--	(6.8)	--	(20.8)
Comprehensive income attributable to Duncan Energy Partners L.P.	$25.5	$3.3	$71.7	$15.6

See Notes to Unaudited Condensed Consolidated Financial Statements.
*See Note 1 for information regarding these recasted amounts and basis of financial statement presentation.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Nine Months
	Ended September 30,
	2009	2008*
Operating activities:
Net income	$33.3	$46.6
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	139.1	124.4
Equity in income of Evangeline	(1.0)	(0.7)
Gain from asset sales and related transactions	(0.4)	(1.1)
Deferred income tax expense	(0.2)	0.6
Changes in fair market value of derivative instruments	(0.1)	(0.1)
Net effect of changes in operating accounts (see Note 16)	(33.4)	(55.6)
Net cash flows provided by operating activities	137.3	114.1
Investing activities:
Capital expenditures	(306.5)	(556.8)
Contributions in aid of construction costs	4.2	9.0
Proceeds from sale of assets and related transactions	0.9	0.6
Other	(0.8)	(0.3)
Cash used in investing activities	(302.2)	(547.5)
Financing activities:
Repayments of debt	(82.1)	(87.0)
Borrowings under debt agreements	60.6	99.0
Debt issuance costs	(0.4)	--
Cash distributions to Duncan Energy Partners’ unitholders and general partner	(63.3)	(25.7)
Cash distributions to noncontrolling interest (see Note 11)	(42.1)	(26.0)
Cash contributions from noncontrolling interest (see Note 11)	311.1	146.4
Net cash proceeds from Duncan Energy Partners’ common unit offerings	137.4	--
Common units repurchased from EPO and subsequently retired (see Note 10)	(137.4)	--
Net cash contributions from former owners of the DEP II Midstream
Businesses prior to December 8, 2008	--	337.4
Cash provided by financing activities	183.8	444.1
Net changes in cash and cash equivalents	18.9	10.7
Cash and cash equivalents, beginning of period	13.0	2.2
Cash and cash equivalents, end of period	$31.9	$12.9

See Notes to Unaudited Condensed Consolidated Financial Statements.
*See Note 1 for information regarding these recasted amounts and basis of financial statement presentation.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(Dollars in millions)

	Duncan Energy Partners L.P.
			Accumulated
			Other	Noncontrolling
	Limited	General	Comprehensive	Interest
	Partners	Partner	Income (Loss)	In Subsidiaries	Total
Balance, December 31, 2008	$762.0	$0.4	$(9.6)	$3,091.4	$3,844.2
Net income (loss)	67.4	0.5	--	(34.6)	33.3
Amortization of equity awards	1.0	0.6	--	--	1.6
Net cash proceeds from Duncan Energy Partners’
common unit offerings	137.4	--	--	--	137.4
Cash contributions from noncontrolling interest	--	--	--	311.1	311.1
Cash distributions to unitholders and general partner	(62.8)	(0.5)	--	--	(63.3)
Cash distributions to noncontrolling interest	--	--	--	(42.1)	(42.1)
Common units repurchased from EPO
and retired (See Note 10)	(137.4)	--	--	--	(137.4)
Cash flow hedges	--	--	3.8	--	3.8
Other	(0.1)	--	--	1.6	1.5
Balance, September 30, 2009	$767.5	$1.0	$(5.8)	$3,327.4	$4,090.1

	DEP II	Duncan Energy Partners L.P.
	Midstream			Accumulated
	Businesses			Other	Noncontrolling
	Former	Limited	General	Comprehensive	Interest
	Owners	Partners	Partner	Loss	In Subsidiaries	Total
Balance, December 31, 2007 *	$2,880.1	$317.7	$0.6	$(3.6)	$355.1	$3,549.9
Net income	20.8	16.1	0.3	--	9.4	46.6
Amortization of equity awards	--	0.3	--	--	--	0.3
Cash contributions from noncontrolling interest	--	--	--	--	146.4	146.4
Cash contributions from former owners	337.4	--	--	--	--	337.4
Cash distributions to unitholders and general partner	--	(25.2)	(0.5)	--	--	(25.7)
Cash distributions to noncontrolling interest	--	--	--	--	(26.0)	(26.0)
Cash flow hedges	--	--	--	(0.8)	--	(0.8)
Other	0.2	--	--	--	(12.5)	(12.3)
Balance, September 30, 2008*	$3,238.5	$308.9	$0.4	$(4.4)	$472.4	$4,015.8

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

Note 1.  Background and Basis of Financial Statement Presentation

Partnership Organization and Background

Duncan Energy Partners L.P. (“Duncan Energy Partners”) is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DEP.”  Duncan Energy Partners is engaged in the business of (i) the gathering, transportation and storage of natural gas; (ii) natural gas liquids (“NGLs”) transportation and fractionation; (iii) the storage of NGL and petrochemical products; (iv) the transportation of petrochemical products; and (v) the marketing of NGLs and natural gas.

At September 30, 2009, Duncan Energy Partners was owned 99.3% by its limited partners and 0.7% by its general partner, DEP Holdings, LLC (“DEP GP”), which is a wholly owned subsidiary of Enterprise Products Operating LLC (“EPO” or “Parent”).  EPO is the primary operating subsidiary of Enterprise Products Partners L.P. (“Enterprise Products Partners”).  Enterprise Products Partners is a publicly traded partnership, the common units of which are listed on the NYSE under the ticker symbol “EPD.”  At September 30, 2009, EPO owned approximately 58% of Duncan Energy Partners’ limited partner interests and 100% of DEP GP.  DEP GP is responsible for managing the business and operations of Duncan Energy Partners.

A privately held affiliate, EPCO, Inc. (“EPCO”), provides all of Duncan Energy Partners’ employees and certain administrative services to the partnership.  EPCO is the ultimate parent company of Duncan Energy Partners, EPO and Enterprise Products Partners, all of which are affiliates under common control of Mr. Dan L. Duncan, the Group Co-Chairman and controlling shareholder of EPCO.

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

For additional information regarding the dropdowns of the DEP I and DEP II Midstream Businesses as well as the recast of our historical financial information in connection with the DEP II dropdown transaction, please read Note 1 of the Notes to Consolidated Financial Statements included in our Current Report on Form 8-K dated August 28, 2009 (the “Recast Form 8-K”), which retroactively adjusted portions of our Annual Report on Form 10-K for the year ended December 31, 2008.  The Recast Form 8-K reflects our adoption of the provisions codified under Accounting Standards Codification (“ASC”) 810, Consolidation, related to noncontrolling interests and the resulting change in presentation and disclosure requirements.

Effective January 1, 2009, we adopted new accounting guidance codified under ASC 810 which established accounting and reporting standards for noncontrolling interests, which were previously identified as Parent Interest in our financial statements.  The new guidance requires, among other things, that (i) noncontrolling interests be presented as a component of equity on our consolidated balance sheet (i.e., elimination of the “mezzanine” presentation previously used for Parent Interest); (ii) elimination of “Parent interest in income of subsidiaries” amounts as a deduction in deriving net income or loss and, as a result, that net income or loss be allocated between controlling and noncontrolling interests; and (iii) comprehensive income or loss be allocated between controlling and noncontrolling interest.  Earnings per unit amounts are not affected by these changes.  See Note 2 for additional information regarding the establishment of the ASC by the Financial Accounting Standards Board (“FASB”).  See Note 11 for additional information regarding noncontrolling interest.

The new presentation and disclosure requirements pertaining to noncontrolling interests have been applied retroactively to the consolidated financial statements and notes included in this Quarterly Report on Form 10-Q.  As a result, net income reported for the three and nine months ended September 30, 2008 in these financial statements is higher than that disclosed previously; however, the allocation of such net income results in our unitholders, general partner and Parent (i.e., noncontrolling interest) receiving the same amounts as they did previously.

Our results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results expected for the full year.

In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These Unaudited Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in the Recast Form 8-K.

Note 2.  General Accounting Matters

Estimates

Preparing our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the estimated fair values of our financial instruments at the dates indicated:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
Financial Instruments	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$31.9	$31.9	$13.0	$13.0
Accounts receivable	101.4	101.4	156.3	156.3
Financial liabilities:
Accounts payable and accrued expenses	$126.0	$126.0	$211.7	$211.7
Other current liabilities	26.8	26.8	41.6	41.6
Variable-rate revolving credit facility	180.5	180.5	202.0	202.0
Variable-rate term loan	282.3	282.3	282.3	282.3

Recent Accounting Developments

The following information summarizes recently issued accounting guidance that will or may affect our future financial statements.

Generally Accepted Accounting Principles.  In June 2009, the FASB published ASC 105, Generally Accepted Accounting Principles, as the source of authoritative GAAP for U.S. companies.  The ASC reorganized GAAP into a topical format and significantly changes the way users research accounting issues.  For SEC registrants, the rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP.  References to specific GAAP in our consolidated financial statements now refer exclusively to the ASC.  We adopted the new codification on September 30, 2009.

Fair Value Measurements.  In April 2009, the FASB issued ASC 820, Fair Value Measurements and Disclosures, to clarify fair value accounting rules.  This new accounting guidance establishes a process to determine whether a market is active and a transaction is consummated under distress.  Companies should look at several factors and use professional judgment to ascertain if a formerly active market has become inactive.  When estimating fair value, companies are required to place more weight on observable transactions in orderly markets.  Our adoption of this new guidance on June 30, 2009 did not have any impact on our consolidated financial statements or related disclosures.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Measuring Liabilities at Fair Value, to clarify how an entity should estimate the fair value of liabilities.  If a quoted price in an active market for an identical liability is not available, a company must measure the fair value of the liability using one of several valuation techniques (e.g., quoted prices for similar liabilities or present value of cash flows).  Our adoption of this new guidance on October 1, 2009 did not have any impact on our consolidated financial statements or related disclosures.

Financial Instruments.  In April 2009, the FASB issued ASC 825, Financial Instruments, which requires companies to provide in each interim report both qualitative and quantitative information regarding

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fair value estimates for financial instruments not recorded on the balance sheet at fair value.  Previously, this was only an annual requirement.  Apart from adding the required fair value disclosures within this Note 2, our adoption of this new guidance on June 30, 2009 did not have a material impact on our consolidated financial statements or related disclosures.

Subsequent Events. In May 2009, the FASB issued ASC 855, Subsequent Events, which governs the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The date through which an entity has evaluated subsequent events is now a required disclosure.  Our adoption of this guidance on June 30, 2009 did not have any impact on our consolidated financial statements.

Consolidation of Variable Interest Entities.  In June 2009, the FASB amended consolidation guidance for variable interest entities (“VIEs”) under ASC 810.  VIEs are entities whose equity investors do not have sufficient equity capital at risk such that the entity cannot finance its own activities.  When a business has a “controlling financial interest” in a VIE, the assets, liabilities and profit or loss of that entity must be consolidated.  A business must also consolidate a VIE when that business has a “variable interest” that (i) provides the business with the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) funds most of the entity’s expected losses and/or receives most of the entity’s anticipated residual returns.  The amended guidance:

▪	eliminates the scope exception for qualifying special-purpose entities;
▪	amends certain guidance for determining whether an entity is a VIE;
▪	expands the list of events that trigger reconsideration of whether an entity is a VIE;
▪	requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE;
▪	requires continuous assessments of whether a company is the primary beneficiary of a VIE; and
▪	requires enhanced disclosures about a company’s involvement with a VIE.

The amended guidance is effective for us on January 1, 2010.  At September 30, 2009, we did not have any VIEs based on prior guidance.  We are in the process of evaluating the amended guidance; however, our adoption and implementation of this guidance is not expected to have an impact on our consolidated financial statements.

Subsequent Events

We have evaluated subsequent events through November 9, 2009, which is the date our Unaudited Condensed Consolidated Financial Statements and Notes are being issued.

Note 3.  Accounting for Equity Awards

Certain key employees of EPCO participate in long-term incentive compensation plans managed by EPCO.  The compensation expense we record related to equity awards (which awards currently relate to units of affiliates other than Duncan Energy Partners L.P.) is based on an allocation of the total cost of such incentive plans to EPCO.  We record our pro rata share of such costs based on the percentage of time each employee spends on our consolidated business activities.  Such awards were not material to our consolidated financial position, results of operations, or cash flows for all periods presented.  The amount of equity-based compensation allocable to our businesses was $0.4 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively.  The amount of equity-based compensation allocable to our businesses for the nine months ended September 30, 2009 and 2008 was $1.6 million and $0.7 million, respectively.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EPCO 1998 Long-Term Incentive Plan (“EPCO 1998 Plan”)

At September 30, 2009, the estimated total unrecognized compensation cost related to nonvested unit option awards and restricted unit awards granted under the EPCO 1998 Plan was $1.1 million and $39.6 million, respectively.  We expect to recognize our share of these costs in accordance with the EPCO administrative services agreement (the “ASA”) (see Note 13) over a weighted-average period of 1.8 years (for unit options) and 2.5 years (for restricted units), respectively.

Enterprise Products 2008 Long-Term Incentive Plan (“EPD 2008 LTIP”)

At September 30, 2009, the estimated total unrecognized compensation cost related to nonvested unit options granted under the EPD 2008 LTIP was $6.6 million.  We expect to recognize our share of this cost over a weighted-average period of 3.4 years in accordance with the ASA.

Employee Partnerships

As of September 30, 2009, the estimated total unrecognized compensation cost related to profits interests awards was $37.7 million.  We will recognize our share of these costs in accordance with the ASA over a weighted-average period of 4.2 years.

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

We are required to recognize derivative instruments at fair value as either assets or liabilities on the balance sheet.  While all derivatives are required to be reported at fair value on the balance sheet, changes in fair value of the derivative instruments will be reported in different ways, depending on the nature and effectiveness of the hedging activities to which they are related.  After meeting specified conditions, a qualified derivative may be specifically designated as a total or partial hedge of:

▪
Changes in the fair value of a recognized asset or liability, or an unrecognized firm commitment - In a fair value hedge, all gains and losses (of both the derivative instrument and the hedged item) are recognized in income during the period of change.

▪
Variable cash flows of a forecasted transaction - In a cash flow hedge, the effective portion of the hedge is reported in other comprehensive income (“OCI”) and is reclassified into earnings when the forecasted transaction affects earnings.

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

The following table summarizes our interest rate derivative instruments outstanding at September 30, 2009, all of which were designated as hedging instruments under ASC 815-20, Hedging - General:
	Number and Type of	Notional	Length of	Rate	Accounting
Hedged Transaction	Derivative Employed	Amount	Hedge	Swap	Treatment
Revolving Credit Facility:
Variable-interest rate borrowings	3 floating-to-fixed swaps	$175.0	9/07 to 9/10	0.3% to 4.6%	Cash flow

For information regarding consolidated fair value amounts and gains and losses on interest rate derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note 4.

Commodity Derivative Instruments

The price of natural gas is subject to fluctuations in response to changes in supply, demand, general market uncertainty and a variety of additional factors that are beyond our control.  In order to manage the price risk associated with such products, Acadian Gas enters into commodity derivative instruments such as forwards, basis swaps and futures contracts.  The following table summarizes our commodity derivative instruments outstanding at September 30, 2009:

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment

Derivatives not designated as hedging instruments:
Acadian Gas:
Natural gas risk management activities (2)	1.7 Bcf	n/a	Mark-to-market

(1)  Volume for derivatives not designated as hedging instruments reflect the absolute value of derivative notional volumes.
(2)  Reflects the use of derivative instruments to manage risks associated with natural gas transportation, processing and storage assets.

At September 30, 2009, none of Acadian Gas’ derivative instruments met hedge accounting requirements; therefore, they are accounted for as economic hedges using mark-to-market accounting.

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

Credit-Risk Related Contingent Features in Derivative Instruments

Commodity derivative instruments can include provisions related to minimum credit ratings and/or adequate assurance clauses.  At September 30, 2009, our derivative instruments in a net liability position were immaterial; however, such instruments were not subject to these contingent features.  The potential for derivatives with contingent features to enter a net liability position may change in the future as positions and prices fluctuate.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
   Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments:
Interest rate derivatives	Other current assets	$--	Other current assets	$--	Other current liabilities	$6.0	Other current liabilities	$5.9

Interest rate derivatives	Other assets	--	Other assets	--	Other liabilities	--	Other liabilities	3.9

Total interest rate derivatives		--		--		6.0		9.8
Total derivatives
designated as hedging
instruments		$--		$--		$6.0		$9.8

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$0.5	Other current assets	$1.9	Other current liabilities	$0.5	Other current liabilities	$2.0
Total derivatives not
designated as hedging
instruments		$0.5		$1.9		$0.5		$2.0

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods presented:
Change in Value	Change in Value
Derivatives in	Recognized in OCI on	Recognized in OCI on
Cash Flow	Derivative	Derivative
Hedging Relationships	(Effective Portion)	(Effective Portion)
For the Three Months	For the Nine Months
Ended September 30,	Ended September 30,
2009	2008	2009	2008
Interest rate derivatives	$(1.1)	$(1.1)	$(0.9)	$(2.2)
Commodity derivatives	--	(0.3)	--	(0.4)
Total	$(1.1)	$(1.4)	$(0.9)	$(2.6)

Amount of Gain/(Loss)	Amount of Gain/(Loss)
Derivatives in	Location of Gain/(Loss)	Reclassified from AOCI	Reclassified from AOCI
Cash Flow	Reclassified from AOCI	to Income	to Income
Hedging Relationships	into Income (Effective Portion)	(Effective Portion)	(Effective Portion)
For the Three Months	For the Nine Months
Ended September 30,	Ended September 30,
2009	2008	2009	2008
Interest rate derivatives	Interest expense	$(1.8)	$(0.8)	$(4.7)	$(1.6)
Commodity derivatives	Operating Revenue	--	(0.1)	--	(0.2)
Total	$(1.8)	$(0.9)	$(4.7)	$(1.8)

Over the next twelve months, we expect to reclassify $5.9 million of accumulated other comprehensive loss (“AOCL”) attributable to interest rate derivative instruments to earnings as an increase to interest expense, based on the current level of interest rates.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods presented:

		Gain/(Loss) Recognized in
Derivatives Not Designated		Income on Derivative
as Hedging Instruments	Location	Amount
		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
		2009	2008	2009	2008
Commodity derivatives	Revenue	$(0.2)	$0.2	$(0.4)	$0.3
Total		$(0.2)	$0.2	$(0.4)	$0.3

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.  Our fair value estimates are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability, including estimates of risk.  Recognized valuation techniques employ inputs such as product prices, operating costs, discount factors and business growth rates.  These inputs may be either readily observable, corroborated by market data or generally unobservable.  In developing our estimates of fair value, we endeavor to utilize the best information available and apply market-based data to the extent possible.  Accordingly, we utilize valuation techniques (such as the market approach) that maximize the use of observable inputs and minimize the use of unobservable inputs.

A three-tier hierarchy has been established that classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.  The characteristics of fair value amounts classified within each level of the hierarchy are described as follows:

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

▪
Level 2 fair values are based on pricing inputs other than quoted prices in active markets (as reflected in Level 1 fair values) and are either directly or indirectly observable as of the measurement date.  Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies.  Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, the time value of money, volatility factors, current market and contractual prices for the underlying instruments and other relevant economic measures.  Substantially all of these assumptions are (i) observable in the marketplace throughout the full term of the instrument, (ii) can be derived from observable data or (iii) are validated by inputs other than quoted prices (e.g., interest rate and yield curves at commonly quoted intervals).  Our Level 2 fair values primarily consist of commodity financial instruments such as forwards, swaps and other instruments transacted on an exchange or over the counter.  The fair values of these derivatives are based on observable price quotes for similar products and locations.  Our interest rate derivatives are valued by using appropriate financial models with the implied forward London Interbank Offered Rate yield curve for the same period as the future interest swap settlements.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

▪
Level 3 fair values are based on unobservable inputs.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Unobservable inputs reflect the reporting entity’s own ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk).  Unobservable inputs are based on the best information available in the circumstances, which might include the reporting entity’s internally developed data.  The reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort.  Level 3 inputs are typically used in connection with internally developed valuation methodologies where management makes its best estimate of an instrument’s fair value.  Level 3 generally includes specialized or unique financial instruments that are tailored to meet a customer’s specific needs.  At September 30, 2009, we did not have any Level 3 financial assets or liabilities.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities measured on a recurring basis at September 30, 2009.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities, in addition to their placement within the fair value hierarchy levels.

	Level 1		Level 2		Total
Financial assets:
Commodity derivative instruments		$0.5	$	*	$0.5

Financial liabilities:
Commodity derivative instruments	$	*		$0.5	$0.5
Interest rate derivative instruments		--		6.0	6.0
Total derivative liabilities	$	*		$6.5	$6.5

* Indicates that amounts are negligible and less than $0.1 million.

Nonfinancial Assets and Liabilities

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  There were no fair value adjustments for such assets or liabilities reflected in our consolidated financial statements for the three and nine months ended September 30, 2009.

Note 5.  Inventories

Our inventory amounts were as follows at the dates indicated:
	September 30,	December 31,
	2009	2008
Working inventory (1)	$6.3	$18.3
Forward sales inventory (2)	6.0	9.7
Total inventory	$12.3	$28.0

(1) Working inventory is comprised of inventories of natural gas, NGLs and certain petrochemical products that are either available-for-sale or used in the provision for services.
(2) Forward sales inventory consists of identified NGL and natural gas volumes dedicated to the fulfillment of forward sales contracts.

Our cost of sales amounts were $120.7 million and $313.2 million for the three months ended September 30, 2009 and 2008, respectively.  Our cost of sales amounts were $368.0 million and $916.6 million for the nine months ended September 30, 2009 and 2008, respectively.  Cost of sales is a

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

component of operating costs and expenses in the period in which they are recognized, as presented on our Unaudited Condensed Statements of Consolidated Operations.

Due to fluctuating market prices, we record non-cash, lower of average cost or market (“LCM”) adjustments in connection with our available-for-sale inventory when the carrying value of such inventory exceeds its net realizable value.  LCM adjustments may be mitigated or offset through the use of commodity hedging instruments (see Note 4) to the extent such instruments affect net realizable value.  Our LCM adjustments were immaterial for the three and nine months ended September 30, 2009.  We had $1.3 million of LCM adjustments for the three and nine months ended September 30, 2008.

Note 6.  Property, Plant and Equipment

Our property, plant and equipment values and accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful	September 30,	December 31,
	Life in Years	2009	2008
Plant and pipeline facilities (1)	3-45 (4)	$4,655.3	$4,175.0
Underground storage wells and related assets (2)	5-35 (5)	431.3	407.9
Transportation equipment (3)	3-10	10.9	10.3
Land		27.8	23.9
Construction in progress		257.6	459.0
Total		5,382.9	5,076.1
Less: accumulated depreciation		876.0	745.9
Property, plant and equipment, net		$4,506.9	$4,330.2

(1)   Includes natural gas, NGL and petrochemical pipelines, NGL fractionation plants, office furniture and equipment, buildings and related assets.
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

Depreciation expense for the three months ended September 30, 2009 and 2008 was $44.9 million and $39.3 million, respectively.  Depreciation expense for the nine months ended September 30, 2009 and 2008 was $130.6 million and $116.9 million, respectively.  Depreciation expense is a component of operating costs and expenses in the period in which they are recognized, as presented on our Unaudited Condensed Statements of Consolidated Operations.

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of a tangible long-lived asset that results from its acquisition, construction, development and/or normal operation.  The following table presents information regarding our AROs since December 31, 2008:

ARO liability balance, December 31, 2008	$4.6
Liabilities settled during the period	(0.7)
Accretion expense	0.4
Revisions in estimated cash flows	5.3
ARO liability balance, September 30, 2009	$9.6

The increase in our ARO liability balance during 2009 primarily reflects revised estimates of the cost to comply with regulatory abandonment obligations associated with our TPC gathering system, a component of the Texas Intrastate System located offshore in the Gulf of Mexico.  Net property, plant and equipment at September 30, 2009 and December 31, 2008 includes $5.7 million and $1.1 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Investment in Evangeline

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

The following table presents unaudited summarized income statement data of Evangeline for the periods indicated (on a 100% basis):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
INCOME STATEMENT DATA:
Revenues	$52.3	$130.3	$131.0	$315.5
Operating income	1.1	1.9	2.8	5.5
Net income	0.9	0.6	1.9	1.4

Note 8.  Intangible Assets and Goodwill

The following table summarizes our intangible asset balances by business segment at the dates indicated:

	At September 30, 2009			At December 31, 2008
	Gross	Accum.	Carrying	Gross	Accum.	Carrying
	Value	Amort.	Value	Value	Amort.	Value
NGL Pipelines & Services:
Customer relationship intangibles	$24.6	$(8.2)	$16.4	$24.6	$(6.4)	$18.2
Contract-based intangibles	40.8	(23.6)	17.2	40.8	(20.1)	20.7
Natural Gas Pipelines & Services:
Customer relationship intangibles	21.0	(8.7)	12.3	21.0	(7.6)	13.4
Total all segments	$86.4	$(40.5)	$45.9	$86.4	$(34.1)	$52.3

The following table presents amortization expense attributable to our intangible assets (by segment) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
NGL Pipelines & Services	$1.7	$1.8	$5.3	$5.7
Natural Gas Pipelines & Services	0.4	0.4	1.1	1.2
Total all segments	$2.1	$2.2	$6.4	$6.9

Based on information currently available, we estimate that amortization expense will approximate $2.1 million for the fourth quarter of 2009, $8.0 million for 2010, $7.6 million for 2011, $4.0 million for 2012, $2.7 million for 2013 and $2.4 million for 2014.

Goodwill

Our goodwill totaled $4.9 million at both September 30, 2009 and December 31, 2008.  Our goodwill was allocated $0.5 million and $4.4 million to our NGL Pipelines & Services segment and our Natural Gas Pipelines & Services segment, respectively.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Debt Obligations

Our consolidated debt obligations consisted of the following at the dates indicated:
	September 30,	December 31,
	2009	2008
Revolving Credit Facility, variable rate, due February 2011	$180.5	$202.0
Term Loan Agreement, variable rate, due December 2011	282.3	282.3
Total principal amount of long-term debt obligations	$462.8	$484.3

Standby letter of credit outstanding	$1.0	$1.0

There have been no changes in the terms of our Revolving Credit Facility and our Term Loan Agreement since those reported in our Recast Form 8-K.

Covenants

We were in compliance with the covenants of our consolidated debt agreements at September 30, 2009.

Information Regarding Variable Interest Rates Paid

The following table presents the weighted-average interest rates paid on our consolidated variable-rate debt obligations during the nine months ended September 30, 2009.

Weighted-average
interest rates paid
Revolving Credit Facility	1.64%
Term Loan Agreement	1.20%

Evangeline Joint Venture Debt Obligation

At September 30, 2009, Evangeline’s debt consisted of $8.2 million of 9.9% fixed rate senior notes due 2010 and a $7.5 million subordinated note payable due 2011.  Evangeline was in compliance with its debt covenants at September 30, 2009.  There have been no changes in the terms of Evangeline’s debt agreements since those reported in our Recast Form 8-K.  We have furnished a letter of credit on behalf of Evangeline’s debt service requirements.  At September 30, 2009, the letter of credit amount was $1.0 million.

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

      Registration Statement

We have a universal shelf registration statement on file with the SEC that allows us to periodically issue up to $1 billion in debt and equity securities.  In June 2009, we issued 8,000,000 common units to the public at an offering price of $16.00 per common unit under this universal shelf registration statement.  We granted the underwriters a 30-day option to purchase up to 1,200,000 additional common units to cover over-allotments, which they exercised for 943,400 common units in July 2009.  After taking into account previous issuances of securities under this registration statement, we can issue approximately $856.4 million of additional securities.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unit History

The following table details changes in our outstanding common units for the period indicated.
	Limited		Total
	Partner	Treasury	Outstanding
	Units	Units	Units
Common units outstanding, December 31, 2008	20,343,100	--	20,343,100
Conversion of Class B units to common units on February 1, 2009	37,333,887	--	37,333,887
June 2009 underwritten offering	8,000,000	--	8,000,000
Acquisition of common units from EPO in June 2009	(8,000,000)	8,000,000	--
Cancellation of treasury units in June 2009	--	(8,000,000)	(8,000,000)
Additional units issued in July 2009 in connection with
June 2009 underwritten offering	943,000	--	943,000
Acquisition of common units from EPO in July 2009	(943,000)	943,000	--
Cancellation of treasury units in July 2009	--	(943,000)	(943,000)
Common units outstanding, September 30, 2009	57,676,987	--	57,676,987

In June 2009, we completed a common unit offering of 8,000,000 units that generated net proceeds of approximately $122.9 million after underwriting discounts and other expenses.  In July 2009, the underwriters to this offering exercised their option to purchase an additional 943,400 common units, which generated approximately $14.5 million of additional net proceeds.  The total net proceeds from this offering, including the overallotment amount, were used to repurchase an equal number of our common units beneficially owned by EPO: 8,000,000 units were repurchased in June 2009 and 943,400 units were repurchased in July 2009.  The repurchased common units were subsequently cancelled.

Distributions

Our partnership agreement requires us to distribute all of our available cash (as defined in our Partnership Agreement) to our partners on a quarterly basis.  Such distributions are not cumulative.  In addition, we do not have a legal obligation to pay distributions at our initial distribution rate or at any other rate.  Our general partner has no incentive distribution rights.

The following table summarizes the amount, record date and payment date of the quarterly distributions we paid with respect to our common units for the last four quarters ended September 30, 2009:

	Cash Distributions
	Per	Record	Payment
	Unit	Date	Date
2008
4th Quarter (1)	$0.4275	January 30, 2009	February 9, 2009

2009
1st Quarter	$0.4300	April 30, 2009	May 8, 2009
2nd Quarter	$0.4350	July 31, 2009	August 7, 2009
3rd Quarter	$0.4400	October 31, 2009	November 5, 2009
(1)  We issued 37,333,887 Class B units in connection with the DEP II dropdown. The Class B units received a prorated distribution of $0.1115 per unit with respect to the 24-day period from December 8, 2008 (the closing date of the DEP II dropdown transaction) to December 31, 2008. These units automatically converted to common units on February 1, 2009.

Accumulated Other Comprehensive Loss

Our AOCL balance, which was related to interest rate derivative instruments, was $5.8 million and $9.6 million at September 30, 2009 and December 31, 2008, respectively.

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

The following table presents our calculation of “Net income (loss) attributable to noncontrolling interest – DEP I Midstream Businesses – Parent” for the periods indicated:

	For the Three Months		For the Three Months
	Ended September 30, 2009		Ended September 30, 2008
Mont Belvieu Caverns:
Mont Belvieu Caverns’ net income (before special allocation of operational
measurement gains and losses)	$9.7		$3.8
Add (deduct) operational measurement loss (gain) allocated to Parent	(0.8)	$0.8	(1.1)	$1.1
Add depreciation expense related to fully funded projects allocated to Parent	1.5	(1.5)	--
Remaining Mont Belvieu Caverns’ net income to allocate to partners	10.4		2.7
Multiplied by Parent 34% interest in remaining net income	x 34%		x 34%
Mont Belvieu Caverns’ net income allocated to Parent	$3.5	3.5	$1.0	1.0
Acadian Gas net income multiplied by Parent 34% interest		1.3		0.7
Lou-Tex Propylene net income multiplied by Parent 34% interest		0.5		0.4
Sabine Propylene net income multiplied by Parent 34% interest		0.1		0.1
South Texas NGL net income multiplied by Parent 34% interest		1.0		1.1
Net income attributable to noncontrolling interest – DEP I Midstream
Businesses – Parent		$5.7		$4.4

The following table presents our calculation of “Net income (loss) attributable to noncontrolling interest – DEP I Midstream Businesses – Parent” for the periods indicated:

	For the Nine Months		For the Nine Months
	Ended September 30, 2009		Ended September 30, 2008
Mont Belvieu Caverns:
Mont Belvieu Caverns’ net income (before special allocation of operational
measurement gains and losses)	$21.8		$7.8
Add (deduct) operational measurement loss (gain) allocated to Parent	1.8	$(1.8)	3.8	$(3.8)
Add depreciation expense related to fully funded projects allocated to Parent	4.6	(4.6)	--
Remaining Mont Belvieu Caverns’ net income to allocate to partners	28.2		11.6
Multiplied by Parent 34% interest in remaining net income	x 34%		x 34%
Mont Belvieu Caverns’ net income allocated to Parent	$9.6	9.6	$4.0	4.0
Acadian Gas net income multiplied by Parent 34% interest		2.3		3.6
Lou-Tex Propylene net income multiplied by Parent 34% interest		1.3		1.8
Sabine Propylene net income multiplied by Parent 34% interest		0.5		0.3
South Texas NGL net income multiplied by Parent 34% interest		3.0		3.5
Net income attributable to noncontrolling interest – DEP I Midstream
Businesses – Parent		$10.3		$9.4

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the changes since December 31, 2008 in “Noncontrolling interest in subsidiaries – DEP I Midstream Businesses – Parent,” as presented on our Unaudited Condensed Consolidated Balance Sheets:

December 31, 2008 balance	$478.4
Net income attributable to noncontrolling interest – DEP I Midstream Businesses – Parent	10.3
Contributions by EPO to DEP I Midstream Businesses:
Contributions from EPO to Mont Belvieu Caverns in connection with capital projects in which
EPO is funding 100% of the expenditures in accordance with the Mont Belvieu Caverns’ LLC
Agreement, including accrued receivables at September 30, 2009 (see Note 13)	14.1
Contributions from EPO to Mont Belvieu Caverns and South Texas NGL in connection with capital projects in which EPO is funding 100% of the expenditures in excess of certain thresholds in
accordance with the Omnibus Agreement, including accrued receivables at September 30, 2009 (see Note 13)	1.4
Other contributions by EPO to the DEP I Midstream Businesses	0.9
Cash distributions to EPO of operating cash flows of DEP I Midstream Businesses	(20.7)
September 30, 2009 balance	$484.4

For additional information regarding our agreements with EPO in connection with the DEP I dropdown transaction, see “Significant Relationships and Agreements with EPO – Omnibus Agreement” and “Significant Relationships and Agreements with EPO – Mont Belvieu Caverns’ LLC Agreement” under Note 13.

DEP II Midstream Businesses – Parent

We account for EPO’s ownership interests in the DEP II Midstream Businesses as a noncontrolling interest.  EPO’s share (as Parent) of the net income of the DEP II Midstream Businesses is deducted from net income in deriving net income attributable to Duncan Energy Partners L.P.  EPO’s ownership interest in the net assets of the DEP II Midstream Businesses is presented as noncontrolling interest in subsidiaries on our Unaudited Condensed Consolidated Balance Sheets as a component of equity.  The “Percentage Interest” of Duncan Energy Partners L.P. in each of the DEP II Midstream Businesses is 22.6%, with EPO retaining the remaining 77.4%.  This interest was determined by dividing the aggregate consideration paid or issued by Duncan Energy Partners L.P. for the DEP II Midstream Businesses, or $730.0 million, by the aggregate value of the DEP II Midstream Businesses of approximately $3.2 billion.

Generally, if the DEP II Midstream Businesses collectively generate cash sufficient to pay distributions to owners, such cash will be distributed first to Duncan Energy Partners L.P. (based on an initial defined investment of $730.0 million, the “DEP Distribution Base”) and then to EPO (based on its then current “EPO Distribution Base”) in amounts sufficient to generate an aggregate annualized fixed return on their respective investments of 11.85%, which is subject to a 2% escalation each calendar year beginning January 1, 2010.  Distributions in excess of these amounts will be distributed 98% to EPO and 2% to Duncan Energy Partners L.P.

Duncan Energy Partners L.P. has not yet participated in expansion project spending with respect to the DEP II Midstream Businesses, although it may elect to invest in existing or future expansion projects at a later date.  EPO, therefore, has funded 100% of such growth capital spending and, as a result, the EPO Distribution Base has increased from $473.4 million at December 31, 2008 to $745.7 million at September 30, 2009.  The DEP Distribution Base was unchanged at $730.0 million at September 30, 2009.  We expect additional contributions from EPO of approximately $144.7 million during the fourth quarter of 2009 to fund the expansion project spending of the DEP II Midstream Businesses.

The DEP II Midstream Businesses distributed an aggregate $29.4 million and $83.6 million to owners with respect to the three and nine months ended September 30, 2009, respectively.  Of these amounts, EPO received $7.8 million and $18.7 million for the three and nine months ended September 30, 2009, respectively.  Duncan Energy Partners L.P. received $21.6 million and $64.9 million for the three and nine months ended September 30, 2009, respectively.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our calculation of net loss of the DEP II Midstream Businesses attributable to EPO as noncontrolling interest as well as the amount of net income of the DEP II Midstream Businesses attributable to Duncan Energy Partners L.P. for the periods indicated:

	For the Three Months Ended
	September 30, 2009
	EPO		DEP
Total net income of DEP II Midstream Businesses		$3.0	$3.0
Multiplied by each owner's Percentage Interest		77.4%	22.6%
Base earnings allocation to each owner		2.3	0.7
Additional income allocation to Duncan Energy Partners L.P.:
Total distributions paid to owners by the DEP II Midstream
Businesses with respect to period	$29.4
Multiplied by 22.6% (i.e., Duncan Energy Partners L.P.'s
Percentage Interest)	22.6%
Base allocation of cash distributions paid by the DEP II
Midstream Businesses to Duncan Energy Partners L.P.	6.6
Less actual distributions paid to Duncan Energy Partners L.P.
with respect to period (based on fixed annual return)	21.6	(15.0)	15.0
Net loss attributable to EPO as noncontrolling interest		$(12.7)
Net income attributable to Duncan Energy Partners L.P.			$15.7

	For the Nine Months Ended
	September 30, 2009
	EPO		DEP
Total net income of DEP II Midstream Businesses		$1.5	$1.5
Multiplied by each owner's Percentage Interest		77.4%	22.6%
Base earnings allocation to each owner		1.1	0.4
Additional income allocation to Duncan Energy Partners L.P.:
Total distributions paid to owners by the DEP II Midstream
Businesses with respect to period	$83.6
Multiplied by 22.6% (i.e., Duncan Energy Partners L.P.’s
Percentage Interest)	22.6%
Base allocation of the cash distributions paid by the DEP II
Midstream Businesses to Duncan Energy Partners L.P.	18.9
Less actual distributions paid to Duncan Energy Partners L.P.
with respect to period (based on fixed annual return)	64.9	(46.0)	46.0
Net loss attributable to EPO as noncontrolling interest		$(44.9)
Net income attributable to Duncan Energy Partners L.P.			$46.4

The following table provides a reconciliation of the changes since December 31, 2008 in “Noncontrolling interest in subsidiaries – DEP II Midstream Businesses – Parent,” as presented on our Unaudited Condensed Consolidated Balance Sheets:

December 31, 2008 balance	$2,613.0
Allocated loss from DEP II Midstream Businesses to EPO as Parent	(44.9)
Contributions by EPO in connection with expansion cash calls	272.4
Distributions to noncontrolling interest of subsidiary operating cash flows	(19.3)
Other general contributions from noncontrolling interest	21.8
September 30, 2009 balance	$2,843.0

Enterprise III has not yet participated in expansion project spending with respect to the DEP II Midstream Businesses, although it may elect to invest in existing or future expansion projects at a later

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

date.  As a result, Enterprise GTM has funded 100% of such growth capital spending, which amounts to $80.3 million and $272.4 million for the three and nine months ended September 30, 2009, respectively.

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

The following table shows our measurement of total segment gross operating margin for the periods indicated:

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
		2009	2008	2009	2008
Revenues		$244.6	$432.2	$728.1	$1,274.6
Less:	Operating costs and expenses (1)	(220.8)	(409.4)	(675.7)	(1,205.6)
Add:	Equity in income of Evangeline (1)	0.5	0.3	1.0	0.7
	Depreciation, amortization and accretion in
	operating costs and expenses (2)	47.4	41.2	137.7	123.6
Less:	Gain on asset sales and related transactions
	in operating costs and expenses (3)	(0.1)	(0.6)	(0.4)	(1.1)
Total segment gross operating margin		$71.6	$63.7	$190.7	$192.2

(1)  These amounts are taken from our Unaudited Condensed Statements of Consolidated Operations.
(2)  These non-cash expenses are components of depreciation, amortization and accretion as reflected on our Unaudited Condensed Statements of Consolidated Cash Flows.
(3)  These non-cash expenses are taken from the operating activities section of our Unaudited Condensed Statements of Consolidated Cash Flows.

The following table presents a reconciliation of total segment gross operating margin to operating income and net income for the periods noted:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Total segment gross operating margin	$71.6	$63.7	$190.7	$192.2
Adjustments to reconcile total segment gross operating margin to operating income:
Depreciation, amortization and accretion in
operating costs and expenses	(47.4)	(41.2)	(137.7)	(123.6)
Gain on asset sales and related transactions
in operating costs and expenses	0.1	0.6	0.4	1.1
General and administrative costs	(3.2)	(4.4)	(8.8)	(14.1)
Operating income	21.1	18.7	44.6	55.6
Other expense, net	(3.4)	(2.7)	(10.5)	(7.9)
Benefit from (provision for) income taxes	0.1	(1.0)	(0.8)	(1.1)
Net income	$17.8	$15.0	$33.3	$46.6

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information by segment, together with reconciliations to our consolidated totals, is presented in the following table:

	Natural Gas	NGL		Adjustments
	Pipelines	Pipelines	Petrochemical	and	Consolidated
	& Services	& Services	Services	Eliminations	Totals
Revenues from third parties:
Three months ended September 30, 2009	$89.9	$22.6	$3.5	$--	$116.0
Three months ended September 30, 2008	173.4	13.4	3.1	--	189.9
Nine months ended September 30, 2009	262.4	63.9	10.2	--	336.5
Nine months ended September 30, 2008	636.8	50.1	11.1	--	698.0
Revenues from related parties:
Three months ended September 30, 2009	94.2	34.4	--	--	128.6
Three months ended September 30, 2008	200.4	41.9	--	--	242.3
Nine months ended September 30, 2009	290.2	101.4	--	--	391.6
Nine months ended September 30, 2008	453.6	123.0	--	--	576.6
Total revenues:
Three months ended September 30, 2009	184.1	57.0	3.5	--	244.6
Three months ended September 30, 2008	373.8	55.3	3.1	--	432.2
Nine months ended September 30, 2009	552.6	165.3	10.2	--	728.1
Nine months ended September 30, 2008	1,090.4	173.1	11.1	--	1,274.6
Equity in income of Evangeline:
Three months ended September 30, 2009	0.5	--	--	--	0.5
Three months ended September 30, 2008	0.3	--	--	--	0.3
Nine months ended September 30, 2009	1.0	--	--	--	1.0
Nine months ended September 30, 2008	0.7	--	--	--	0.7
Gross operating margin:
Three months ended September 30, 2009	40.5	28.3	2.8	--	71.6
Three months ended September 30, 2008	41.0	20.2	2.5	--	63.7
Nine months ended September 30, 2009	109.5	73.3	7.9	--	190.7
Nine months ended September 30, 2008	125.7	57.7	8.8	--	192.2
Segment assets:
At September 30, 2009	3,248.7	916.4	84.2	257.6	4,506.9
At December 31, 2008	2,887.6	897.0	86.6	459.0	4,330.2
Investment in Evangeline: (see Note 7)
At September 30, 2009	5.4	--	--	--	5.4
At December 31, 2008	4.5	--	--	--	4.5
Intangible assets:
At September 30, 2009	12.3	33.6	--	--	45.9
At December 31, 2008	13.4	38.9	--	--	52.3
Goodwill:
At September 30, 2009	4.4	0.5	--	--	4.9
At December 31, 2008	4.4	0.5	--	--	4.9

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information regarding our consolidated revenues (net of adjustments and eliminations) and expenses for the periods noted:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Natural Gas Pipelines & Services:
Sales of natural gas	$103.6	$288.4	$320.3	$843.7
Natural gas transportation services	76.1	82.6	221.1	240.8
Natural gas storage services	4.4	2.8	11.2	5.9
Total	184.1	373.8	552.6	1,090.4
NGL Pipelines & Services:
Sales of NGLs	9.4	12.8	24.3	41.3
Sales of other products	2.3	2.7	8.6	11.5
NGL and petrochemical storage services	26.7	21.5	76.4	62.2
NGL fractionation services	7.2	8.1	22.0	23.7
NGL transportation services	10.8	9.8	32.0	32.8
Other services	0.6	0.4	2.0	1.6
Total	57.0	55.3	165.3	173.1
Petrochemical Services:
Propylene transportation services	3.5	3.1	10.2	11.1
Total consolidated revenues	$244.6	$432.2	$728.1	$1,274.6

Consolidated costs and expenses:
Operating costs and expenses:
Cost of natural gas and NGL sales	$106.9	$294.2	$334.3	$866.7
Depreciation, amortization and accretion	47.4	41.2	137.7	123.6
Gain on asset sales and related transactions	(0.1)	(0.6)	(0.4)	(1.1)
Other operating expenses	66.6	74.6	204.1	216.4
General and administrative costs	3.2	4.4	8.8	14.1
Total consolidated costs and expenses	$224.0	$413.8	$684.5	$1,219.7

Changes in our revenues and operating costs and expenses period-to-period are explained in part by changes in energy commodity prices.  In general, lower energy commodity prices result in a decrease in our revenues attributable to the sale of natural gas and NGLs; however, these lower commodity prices also decrease the associated cost of sales as purchase prices fall.

Note 13.  Related Party Transactions

The following information summarizes our business relationships and transactions with related parties during the three and nine months ended September 30, 2009.  We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties.

One of our principal advantages is our relationship with Enterprise Products Partners (which includes EPO) and EPCO.  EPO is a wholly owned subsidiary of Enterprise Products Partners and the primary entity through which Enterprise Products Partners conducts its operations and related business activities.  Enterprise Products Partners is controlled by its general partner, Enterprise Products GP, LLC (“EPGP”), which in turn is a wholly owned subsidiary of Enterprise GP Holdings L.P. (“Enterprise GP Holdings”).  The general partner of Enterprise GP Holdings is EPE Holdings, LLC (“EPE Holdings”), which is a wholly owned subsidiary of a privately held company controlled by Dan L. Duncan.  Mr. Duncan is Chairman of our general partner and is the Group Co-Chairman and the controlling shareholder of EPCO.  Our general partner is wholly owned by EPO.  EPCO directly employs and provides administrative services pertaining to all of our employees, including our executive officers.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our consolidated balance sheet amounts with related parties for the periods indicated:

	September 30,	December 31,
	2009	2008
Accounts receivable – related parties
EPO and affiliates	$2.2	$2.3
Energy Transfer Equity and affiliates (1)	0.6	0.9
Other	0.8	0.1
Total	$3.6	$3.3

Accounts payable – related parties
EPO and affiliates	$7.4	$46.1
EPCO and affiliates	5.6	1.9
TEPPCO and affiliates (2)	--	0.5
Total	$13.0	$48.5

(1) Refers to Energy Transfer Equity, L.P. (“Energy Transfer Equity”) and its consolidated subsidiaries. (2) Refers to TEPPCO Partners, L.P. (“TEPPCO”) and its consolidated subsidiaries.

The following table summarizes our consolidated revenue and expense transactions with related parties for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenue:
Revenues from EPO:
Sales of natural gas	$25.5	$45.1	$103.0	$124.1
Natural gas transportation services	18.0	12.6	41.9	38.6
Natural gas storage services	0.7	0.5	1.9	0.5
Sales of NGLs	9.4	15.0	23.0	42.6
NGL and petrochemical storage services	8.7	8.3	26.4	24.8
NGL fractionation services	6.4	7.5	19.9	22.1
NGL transportation services	6.8	7.3	21.1	22.8
Other natural gas and NGL related services	2.7	3.4	9.6	9.9
Sales of natural gas – Evangeline	49.8	142.0	143.3	289.7
Natural gas transportation services – Energy Transfer Equity	--	0.2	0.1	0.7
NGL and petrochemical storage services – Energy Transfer Equity	0.2	--	0.2	--
NGL and petrochemical storage services – TEPPCO	0.4	0.4	1.2	0.8
Total related party revenues	$128.6	$242.3	$391.6	$576.6

Operating costs and expenses:
EPCO administrative services agreement	$25.1	$18.4	$64.2	$54.5
Expenses with EPO:
Purchases of natural gas	13.0	110.7	47.5	147.2
Operational measurement losses (gains)	(0.8)	(1.1)	1.8	3.8
Other expenses with EPO	3.8	3.5	12.6	9.5
Purchases of natural gas – Nautilus	(0.1)	3.3	1.7	7.0
Expenses with Energy Transfer Equity:
Purchases of natural gas	1.7	(2.9)	(1.5)	(1.2)
Operating cost reimbursements for shared facilities	(0.9)	(0.1)	(2.6)	(0.5)
Other expenses with Energy Transfer Equity	0.4	0.2	1.1	0.6
Expenses with TEPPCO	--	--	(0.1)	(0.1)
Total related party operating costs and expenses	$42.2	$132.0	$124.7	$220.8

General and administrative costs:
EPCO administrative services agreement	$2.9	$3.9	$7.8	$12.3
Other related party general and administrative	--	(0.2)	--	(0.6)
Total related party general and administrative costs	$2.9	$3.7	$7.8	$11.7

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Relationships and Agreements with EPO

At September 30, 2009, EPO owned approximately 58% of our limited partner interests and 100% of our general partner.  EPO was the sponsor of the DEP I and DEP II dropdown transactions and owns varying interests (as Parent) in the DEP I and DEP II Midstream Businesses.  For a description of EPO’s noncontrolling interest in the income and net assets of the DEP I and DEP II Midstream Businesses, see Note 11.  EPO may contribute or sell other equity interests or assets to us; however, EPO has no obligations or commitment to make such contributions or sales to us, nor do we have any obligation or commitments to accept such contributions or make such purchases.

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

Omnibus Agreement.  On December 8, 2008, we entered into an amended and restated Omnibus Agreement (the “Omnibus Agreement”) with EPO.  The provisions of the Omnibus Agreement have not changed since reported in our Recast Form 8-K.

EPO indemnified us for certain environmental liabilities, tax liabilities and right-of-way defects associated with the assets it contributed to us in connection with the DEP I and DEP II dropdown transactions.  These indemnifications terminate on February 5, 2010.  We made no claims to EPO during the nine months ended September 30, 2009.

Under the Omnibus Agreement, EPO agreed to make additional cash contributions to South Texas NGL and Mont Belvieu Caverns to fund 100% of certain post-February 5, 2007 capital expenditures of South Texas NGL and Mont Belvieu Caverns.  EPO made cash contributions to our subsidiaries of $1.4 million and $32.5 million in connection with the Omnibus Agreement during the nine months ended September 30, 2009 and 2008, respectively.

Mont Belvieu Caverns’ LLC Agreement. The Mont Belvieu Caverns’ Limited Liability Company Agreement (the “Caverns LLC Agreement”) states that if Duncan Energy Partners elects to not participate in certain projects of Mont Belvieu Caverns, then EPO is responsible for funding 100% of such projects.  To the extent such non-participated projects generate identifiable incremental cash flows for Mont Belvieu Caverns in the future, the earnings and cash flows of Mont Belvieu Caverns will be adjusted to allocate such incremental amounts to EPO, by special allocation or otherwise.  Under the terms of the Caverns LLC Agreement, Duncan Energy Partners may elect to acquire a 66% share of these projects from EPO within 90 days of such projects being placed in service.  EPO made cash contributions of $14.1 million and $86.4 million in connection with the Caverns LLC Agreement for the nine months ended September 30, 2009 and 2008, respectively.  We expect additional contributions from EPO of approximately $9.1 million to fund such projects during the fourth quarter of 2009.  The constructed assets will be the property of Mont Belvieu Caverns.

The Caverns LLC Agreement also requires the allocation to EPO of operational measurement gains and losses.  Operational measurement gains and losses are created when product is moved between storage wells and are attributable to pipeline and well connection measurement variances.  For the three months ended September 30, 2009 and 2008, we allocated gains of $0.8 million and $1.1 million, respectively.  We allocated operational measurement losses of $1.8 million and $3.8 million for the nine months ended September 30, 2009 and 2008, respectively.

In November 2008, the Caverns LLC Agreement was amended to provide that EPO would prospectively receive a special allocation (through noncontrolling interest) of 100% of the depreciation related to projects that it has fully funded.  For the three and nine month periods ended September 30, 2009,

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EPO was allocated $1.5 million and $4.6 million, respectively, of depreciation expense related to such projects.

Company and Limited Partnership Agreements – DEP II Midstream Businesses.  On December 8, 2008, the DEP II Midstream Businesses amended and restated their governing documents in connection with the DEP II dropdown transaction.  Collectively, these amendments include, but are not limited to, (i) the payment of cash distributions in accordance with an overall “waterfall” approach, (ii) the funding of operating cash flow deficits and (iii) the election by either owner to fund cash calls associated with expansion capital projects.  See Note 14 of our Recast Form 8-K for more information on these agreements.  See Note 11 for information regarding EPO’s noncontrolling interest and related matters involving the DEP II Midstream Businesses.

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

Our operating costs and expenses for the three months ended September 30, 2009 include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including compensation of EPCO’s employees to the extent that such employees spend time on our businesses.  For the three months ended September 30, 2009, we reimbursed EPCO $25.1 million for operating costs and expenses and $2.9 million for general and administrative costs.  For the three months ended September 30, 2008, we reimbursed EPCO $18.4 million for operating costs and expenses and $3.9 million for general and administrative costs.  For the nine months ended September 30, 2009 and 2008, we reimbursed EPCO $64.2 million and $54.5 million, respectively, for operating costs and expenses along with $7.8 million and $12.3 million, respectively, for general and administrative costs.

Relationship with Evangeline

Evangeline has entered into a natural gas purchase contract with Acadian Gas that contains annual purchase provisions.  The pricing terms of the purchase agreement are based on a monthly weighted-average market price of natural gas (subject to certain market index price ceilings and incentive margins) plus a predetermined margin.  Acadian Gas sold $49.8 million and $142.0 million of natural gas to Evangeline during the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, Acadian Gas sold $143.3 million and $289.7 million of natural gas, respectively, to Evangeline.  The amount of natural gas purchased by Evangeline pursuant to this contract totaled 6.6 trillion British thermal units (“TBtus”) and 5.9 TBtus during the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, Acadian Gas sold 14.7 TBtus and 14.5 TBtus, respectively, to Evangeline.

We have furnished letters of credit on behalf of Evangeline’s debt service requirements.  The outstanding letters of credit totaled $1.0 million at September 30, 2009.

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

Relationship with TEPPCO

Beginning in 2008, Mont Belvieu Caverns commenced providing NGL and petrochemical storage services to TEPPCO.  For the period January 2007 through March 2008, we leased from TEPPCO an 11-mile pipeline that was part of our South Texas NGL System.  We discontinued this lease during the first quarter of 2008 when we completed the construction of a parallel pipeline.  On October 26, 2009, TEPPCO and its general partner, Texas Eastern Products Pipeline Company, LLC (“TEPPCO GP”), became wholly owned subsidiaries of Enterprise Products Partners under the terms of their merger agreements.  On October 27, 2009, TEPPCO and TEPPCO GP equity interests were contributed by Enterprise Products Partners to EPO, and TEPPCO and TEPPCO GP became wholly owned subsidiaries of EPO.

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

The amount of net income or loss allocated to limited partner interests is net of our general partner’s share of such earnings.  The following table presents the allocation of net income to DEP GP for the periods indicated:
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income attributable to Duncan Energy Partners L.P.	$24.8	$10.6	$67.9	$37.2
Less: Income allocated to former owners of DEP II Midstream Businesses	--	6.8	--	20.8
Net income allocated to Duncan Energy Partners	24.8	3.8	67.9	16.4
Multiplied by DEP GP ownership interest	0.7%	2.0%	0.7%	2.0%
Net income allocation to DEP GP	$0.2	$0.1	$0.5	$0.3

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

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income attributable to Duncan Energy Partners L.P. after
allocation to former owners	$24.8	$3.8	$67.9	$16.4
Less: Income allocation to DEP GP	(0.2)	(0.1)	(0.5)	(0.3)
Net income allocation to limited partners	$24.6	$3.7	$67.4	$16.1

Basic and diluted earnings per unit:
Numerator (net income allocation to limited partners)	$24.6	$3.7	$67.4	$16.1
Denominator (weighted-average units outstanding, in millions):
Common units	57.7	20.3	57.7	20.3

Earnings per unit	$0.43	$0.18	$1.17	$0.79

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

Redelivery Commitments

We transport and store natural gas and NGLs and store petrochemical products for customers under various contracts.  These volumes are (i) accrued as product payables on our Unaudited Condensed Consolidated Balance Sheets, (ii) in transit for delivery to our customers or (iii) held at our storage facilities for redelivery to our customers.  We are insured against any physical loss of such volumes due to catastrophic events.  Under the terms of our NGL and petrochemical product storage agreements, we are generally required to redeliver volumes to the owner on demand.  At September 30, 2009 and December 31, 2008, NGL and petrochemical products aggregating 24.3 million barrels and 22.5 million barrels, respectively, were due to be redelivered to their owners along with 7.1 TBtus and 6.4 TBtus, respectively, of natural gas.

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

Contractual Obligations

Scheduled maturities of long-term debt.  With the exception of routine fluctuations in the balance of our Revolving Credit Facility, there have been no significant changes in our scheduled maturities of long-term debt since those reported in our Recast Form 8-K.

Operating lease obligations.  We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Our significant lease agreements involve (i) the lease of underground caverns for the storage of natural gas and NGLs, primarily our lease for the Wilson natural gas storage facility and (ii) land held pursuant to right-of-way agreements.  There have been no material changes in our operating lease commitments since those reported in our Recast Form 8-K.

Lease expense is charged to operating costs and expenses on a straight line basis over the period of expected economic benefit.  Contingent rental payments are expensed as incurred.  Lease and rental expense was $2.5 million and $2.8 million during the three months ended September 30, 2009 and 2008, respectively.  During the nine months ended September 30, 2009 and 2008, lease and rental expense was $6.9 million and $8.3 million, respectively.

Purchase obligations.  There have been no material changes in our consolidated purchase obligations since those reported in our Recast Form 8-K.

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

Business interruption coverage in connection with a windstorm event remains in place for onshore assets, but was eliminated for offshore assets.  Onshore assets covered by business interruption insurance must be out-of-service in excess of 60 days before any losses from business interruptions will be covered.  Furthermore, EPCO will now absorb 50% of the first $50.0 million of any loss in excess of deductible amounts for our onshore assets.

In the third quarter of 2008, certain of our facilities located along the Gulf Coast of Texas and Louisiana were damaged by Hurricanes Gustav and Ike.  As a result of our allocated share of EPCO’s insurance deductibles for windstorm coverage, we expensed a combined cumulative total of $2.0 million of repair costs for property damage in connection with these two storms through September 30, 2009.

DUNCAN ENERGY PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Supplemental Cash Flow Information

Third parties may be obligated to reimburse us for all or a portion of expenditures on certain of our capital projects.  The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins.  We received $4.2 million and $9.0 million as contributions in aid of our construction costs during the nine months ended September 30, 2009 and 2008, respectively.

The net effect of changes in operating assets and liabilities is as follows for the periods indicated:
	For the Nine Months
	Ended September 30,
	2009	2008
Decrease (increase) in:
Accounts receivable – trade	$55.1	$(12.1)
Accounts receivable – related parties	(0.3)	(8.3)
Inventories	15.6	(7.3)
Prepaid and other current assets	(4.8)	0.1
Increase (decrease) in:
Accounts payable – trade	11.1	(4.4)
Accounts payable – related parties	(38.1)	(30.9)
Accrued products payable	(59.8)	3.9
Accrued expenses	1.8	3.5
Accrued property taxes	0.1	--
Other current liabilities	(13.9)	7.9
Other long-term liabilities	(0.2)	(8.0)
Net effect of changes in operating accounts	$(33.4)	$(55.6)

We incurred liabilities for construction in progress that had not been paid at September 30, 2009 and December 31, 2008 of $30.2 million and $30.5 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

The following table presents the components of depreciation, amortization and accretion for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Depreciation, amortization and accretion expense:
DEP I Midstream Businesses	$9.8	$8.4	$28.9	$25.1
DEP II Midstream Businesses	37.5	33.2	108.6	98.9
Duncan Energy Partners L.P. standalone	0.6	0.2	1.6	0.4
Total	$47.9	$41.8	$139.1	$124.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three and nine months ended September 30, 2009 and 2008.

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report.  The following information and such unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Current Report on Form 8-K dated August 28, 2009 (the “Recast Form 8-K”), which retroactively adjusted portions of our Annual Report on Form 10-K for the year ended December 31, 2008.  The Recast Form 8-K reflects our adoption of the provisions codified under Accounting Standards Codification (“ASC”) 810, Consolidation, related to noncontrolling interests and the resulting change in presentation and disclosure requirements.  Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our financial statements is included in our Recast Form 8-K.  Certain of these accounting policies require the use of estimates.  As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: depreciation methods and estimated useful lives of property, plant and equipment; measuring recoverability of long-lived assets and equity method investments; amortization methods and estimated useful lives of qualifying intangible assets; revenue recognition policies and use of estimates for revenues and expenses; and natural gas imbalances.  These estimates are based on our current knowledge and understanding and may change as a result of actions we take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.

Overview of Business

Duncan Energy Partners L.P. (“Duncan Energy Partners”) is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.”  Duncan Energy Partners is engaged in the business of (i) natural gas liquids (“NGLs”) transportation and fractionation; (ii) the storage of NGL and petrochemical products; (iii) the transportation of petrochemical products; (iv) the gathering, transportation and storage of natural gas; and (v) the marketing of NGLs and natural gas.

References to “Duncan Energy Partners” mean the registrant and its consolidated subsidiaries since its initial public offering in February 2007.  Generic references to “we,” “us,” and “our” mean the combined and/or consolidated businesses referenced in this discussion and analysis for each reporting period, including those presented for periods prior to February 2007 (see “Basis of Financial Statement Presentation” included within this Item 2).

We have three reportable business segments: Natural Gas Pipelines & Services; NGL Pipelines & Services; and Petrochemical Services.  Our business segments are generally organized and managed according to the type of services rendered (or technologies employed) and products produced and/or sold.

We conduct substantially all of our business through DEP Operating Partnership L.P. (“DEP OLP”).  At September 30, 2009, we were owned 99.3% by our limited partners and 0.7% by DEP Holdings, LLC (“DEP GP”).  At September 30, 2009, Enterprise Products Operating LLC (“EPO”) owned approximately 58% of our limited partner interests and 100% of our general partner.  DEP GP is responsible, as our general partner, for managing our business and operations.

References to “Enterprise Products Partners” in this discussion and analysis mean Enterprise Products Partners L.P., which owns EPO.  Enterprise Products Partners is a publicly traded partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  EPO, which is the Parent of Duncan Energy Partners, owns DEP GP and is a significant owner of Duncan Energy Partners’ common units.  References to “EPGP” mean Enterprise Products GP, LLC, the general partner of Enterprise Products Partners.  References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with Enterprise Products Partners on October 26, 2009.  References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., a publicly traded affiliate, the units of which are listed on the NYSE under the ticker symbol “EPE.”  EPGP is wholly owned by Enterprise GP Holdings.  References to “EPCO” mean EPCO, Inc., which is a related party affiliate to all of the foregoing named entities.  All of the aforementioned entities are affiliates under the common control of Dan L. Duncan, the Group Co-Chairman and controlling shareholder of EPCO.

Our business purpose is to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of Enterprise Products Partners (which includes EPO) and other commonly-controlled affiliates.  One of our principal advantages is our relationship with Enterprise Products Partners and EPCO.  Our assets connect to various midstream energy assets of Enterprise Products Partners and form integral links within its value chain of assets.  We believe that the operational significance of our assets to Enterprise Products Partners, as well as the alignment of our respective economic interests in these assets, will result in a collaborative effort to promote their operational efficiency and maximize value.  In addition, we believe our relationship with Enterprise Products Partners and EPCO provides us with a distinct benefit in both the operation of our assets and the identification and execution of potential future acquisitions that are not otherwise taken by Enterprise Products Partners or Enterprise GP Holdings in accordance with our business opportunity agreements.  See Note 13 of Item 1 of this Quarterly Report for additional information regarding our relationship with Enterprise Products Partners and EPCO.

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

▪
Acadian Gas gathers, transports, stores and markets natural gas in Louisiana utilizing over 1,000 miles of transmission, lateral and gathering pipelines with an aggregate throughput capacity of one Bcf/d.  Acadian Gas also owns a 49.51% equity interest in Evangeline Gas Pipeline Company, L.P. (“Evangeline”), which owns a 27-mile natural gas pipeline located in southeast Louisiana.

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

For additional information regarding the dropdowns of the DEP I and DEP II Midstream Businesses, as well as the recast of our historical financial information in connection with the DEP II dropdown transaction, please read Note 1 of the Notes to Consolidated Financial Statements included in our Recast Form 8-K.

Our results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results expected for the full year.

Recent Developments

Enterprise Products Partners and Duncan Energy Partners Announce Extension of
     Acadian Gas System into Haynesville Shale Play

In October 2009, we and Enterprise Products Partners announced plans for our jointly owned Acadian Gas System to extend its Louisiana intrastate natural gas pipeline system into Northwest Louisiana to provide producers in the rapidly expanding Haynesville Shale play with access to additional markets through connections with the Acadian Gas System in South Louisiana and nine major interstate natural gas pipelines (“Haynesville Extension”).  The Haynesville Shale producing area covers about 2 million acres in Northwest Louisiana, almost all of which is under lease.  Production from the approximately 200 wells drilled to date is estimated at more than 1 Bcf/d.  Over 400 locations are in various stages of drilling and completion with approximately 150 rigs now working in the region.

As currently designed, our Haynesville Extension pipeline project will have the capacity to transport up to 1.4 Bcf/d of natural gas from the Haynesville area through a 249-mile pipeline that will connect with our existing Acadian Gas System.  Subject to additional long-term commitments received before pipe orders are placed, the capacity of the Haynesville Extension could be increased to 2.0 Bcf/d.  The pipeline is expected to be in service in September 2011.

The Acadian Gas System serves major natural gas markets along the Mississippi River corridor between Baton Rouge and New Orleans and has the ability to make physical deliveries into the Henry Hub.  The Haynesville Extension will also have interconnects with major interstate pipelines including Florida Gas, Texas Eastern, Transco, Sonat, Columbia Gulf, Trunkline, ANR, Tennessee Gas and Texas Gas.  Together with the capacity into the existing Acadian Gas System, the extension project will provide approximately 5.5 Bcf/d of redelivery capacity into an estimated 12 Bcf/d of available downstream pipeline takeaway capacity.  Initially, the project will connect to nine Haynesville Shale producer locations in DeSoto and Red River parishes.

Along with providing much needed natural gas takeaway capacity for growing Haynesville production, the new pipeline is expected to provide shippers the opportunity to benefit from more favorable pricing points and diverse service options and access to the South Louisiana marketplace.  For producers, the more flexible contracting options associated with an intrastate pipeline environment would help facilitate a seamless transaction for the producer from the production field to the end user.

We currently own a 66% equity interest in the entities that own the Acadian Gas System, with EPO owning the remaining 34% equity interest.  We and EPO are in discussions as to the funding of the Haynesville Extension project.

June 2009 Equity Offering

In June 2009, we completed a common unit offering of 8,000,000 units that generated net proceeds of approximately $122.9 million after underwriting discounts and other expenses.  In July 2009, the underwriters to this offering exercised their option to purchase an additional 943,400 common units, which generated approximately $14.5 million of additional net proceeds.  The total net proceeds from this offering were used to repurchase an equal number of our common units beneficially owned by EPO.  The repurchased common units were subsequently cancelled.

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

Initially, the Sherman Extension was in very limited service due to pipeline integrity issues on the connecting third party take-away pipeline, the Gulf Crossing Pipeline owned by Boardwalk Pipeline Partners, LP.  The Gulf Crossing Pipeline began ramping up its operations on August 1, 2009.  As a result, the Sherman Extension started billing its demand charges at 95% of contracted volumes, which are 950 MMcf/d.  Effective September 1, 2009, the Sherman Extension started billing demand charges on 100% of contracted volumes, irrespective of actual transportation volumes.  We are currently flowing approximately 700 MMcf/d.  The demand charges are approximately $5.0 million a month.

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

					Twelve	Eleven
	Three Months		Nine Months		Months	Months
	Ended September 30,		Ended September 30,		Ended December 31,
	2009	2008	2009	2008	2008	2007
	(Dollars in millions)
Selected income statement information:
Equity in income - DEP I Midstream Businesses	$12.4	$6.2	$32.2	$25.5	$37.2	$30.0
Equity in income - DEP II Midstream Businesses	$15.7	$--	$46.4	$--	$4.5	$--
General and administrative costs	$0.1	$(0.4)	$0.3	$0.8	$1.4	$1.5
Interest expense	$3.2	$2.8	$10.4	$8.3	$11.9	$9.3
Net income attributable to Duncan Energy Partners L.P.	$24.8	$3.8	$67.9	$16.4	$28.4	$19.2
Selected cash flow statement information:
Cash distributions received from DEP I Midstream Businesses	$12.5	$15.5	$40.1	$71.8	$93.7	$115.3
Cash distributions received from DEP II Midstream Businesses	$21.9	$--	$60.7	$--	$4.0	$--
Investments in DEP I Midstream Businesses:
Payment to EPO for DEP I dropdown	$--	$--	$--	$--	$--	$459.6
Post-DEP I dropdown transactions	$--	$9.6	$1.8	$50.2	$54.0	$110.7
Investments in DEP II Midstream Businesses	$--	$--	$--	$--	$280.5	$--
Proceeds from the issuance of common units:
Initial public offering in February 2007	$--	$--	$--	$--	$--	$290.5
In connection with DEP II dropdown	$--	$--	$--	$--	$0.5	$--
In connection with June 2009 equity offering	$14.2	$--	$137.4	$--	$--	$--
Repurchase of common units from EPO using proceeds from equity offering	$14.5	$--	$137.4	$--	$--	$--
Cash distributions to partners	$25.2	$8.7	$63.3	$25.7	$34.4	$21.8
Net borrowings (repayments) under loan agreements	$(4.0)	$4.0	$(21.5)	$12.0	$284.3	$200.0
Selected balance sheet information at each period end:
Investments in DEP I Midstream Businesses	$506.6	$519.1	$506.6	$519.1	$512.7	$502.7
Investments in DEP II Midstream Businesses	$717.6	$--	$717.6	$--	$730.5	$--
Long-term debt	$462.8	$212.0	$462.8	$212.0	$484.3	$200.0
Partners’ equity	$762.7	$305.1	$762.7	$305.1	$752.8	$314.6

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

					Twelve	Eleven
	Three Months		Nine Months		Months	Months
	Ended September 30,		Ended September 30,		Ended December 31,
	2009	2008	2009	2008	2008	2007
	(Dollars in millions)
Distributions paid to Duncan Energy Partners L.P.
with respect to each period from:
DEP I Midstream Businesses	$12.5	$15.5	$40.1	$71.8	$93.7	$115.3
DEP II Midstream Businesses	$21.6	$--	$64.9	$--	$5.6	$--

Generally, if the DEP II Midstream Businesses collectively generate cash sufficient to pay distributions to owners, such cash will be distributed first to Duncan Energy Partners L.P. (based on an initial defined investment of $730.0 million, the “DEP Distribution Base”) and then to EPO (based on its then current “EPO Distribution Base”) in amounts sufficient to generate an aggregate annualized fixed return on their respective investments of 11.85%, which is subject to a 2% escalation each calendar year beginning January 1, 2010.  Distributions in excess of these amounts will be distributed 98% to EPO and 2% to Duncan Energy Partners L.P.

Duncan Energy Partners L.P. has not yet participated in expansion project spending with respect to the DEP II Midstream Businesses, although it may elect to invest in existing or future expansion projects at a later date.  EPO has therefore funded 100% of such growth capital spending and, as a result, the EPO Distribution Base has increased from $473.4 million at December 31, 2008 to $745.7 million at September 30, 2009.  The DEP Distribution Base was unchanged at $730.0 million at September 30, 2009.  We expect additional contributions from EPO of approximately $144.7 million during the fourth quarter of 2009 to fund expansion project spending of the DEP II Midstream Businesses.

The DEP II Midstream Businesses distributed an aggregate $29.4 million and $83.6 million to owners with respect to the three and nine months ended September 30, 2009, respectively.  Of these amounts, EPO received $7.8 million and $18.7 million for the three and nine months ended September 30, 2009, respectively.  Duncan Energy Partners L.P. received $21.6 million and $64.9 million for the three and nine months ended September 30, 2009, respectively.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Natural Gas Pipelines & Services, net:
Natural gas throughput volumes (BBtus/d)
Texas Intrastate System	3,857	4,049	3,989	3,951
Acadian Gas System:
Transportation volumes	453	344	427	374
Sales volumes (1)	383	349	330	337
Total natural gas throughput volumes	4,693	4,742	4,746	4,662
NGL Pipelines & Services, net:
NGL throughput volumes (MBPD)
South Texas NGL System - Pipelines	105	115	109	126
NGL fractionation volumes (MBPD)
South Texas NGL System - Fractionators	74	78	77	80
Petrochemical Services, net:
Propylene throughput volumes (MBPD)
Lou-Tex Propylene Pipeline	26	24	19	28
Sabine Propylene Pipeline	9	9	9	10
Total propylene throughput volumes	35	33	28	38

(1)  Includes average net sales volumes for Evangeline of 71.3 BBtus/d and 64.4 BBtus/d for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, Evangeline’s sales volumes were 53.8 BBtus/d and 53.0 BBtus/d, respectively.

Comparison of Consolidated Results of Operations

The following table summarizes key components of our consolidated income statement for the periods indicated (dollars in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues	$244.6	$432.2	$728.1	$1,274.6
Operating costs and expenses	220.8	409.4	675.7	1,205.6
General and administrative costs	3.2	4.4	8.8	14.1
Equity in income of Evangeline	0.5	0.3	1.0	0.7
Operating income	21.1	18.7	44.6	55.6
Interest expense	3.4	2.8	10.6	8.3
Benefit from (provision for) income taxes	0.1	(1.0)	(0.8)	(1.1)
Net income	17.8	15.0	33.3	46.6
Net loss (income) attributable to noncontrolling interest:
DEP I Midstream Businesses – Parent	(5.7)	(4.4)	(10.3)	(9.4)
DEP II Midstream Businesses – Parent	12.7	--	44.9	--
Net income attributable to Duncan Energy Partners L.P.	24.8	10.6	67.9	37.2

Effective January 1, 2009, we adopted new accounting guidance that has been codified under ASC 810, which established accounting and reporting standards for noncontrolling interests, which were previously identified as Parent Interest in our financial statements.  The new guidance requires, among other things, that (i) noncontrolling interests be presented as a component of equity on our consolidated balance sheet (i.e., elimination of the “mezzanine” presentation previously used for Parent Interest); (ii) “Parent interest in income of subsidiaries” amounts be eliminated as a deduction in deriving net income or loss and, as a result, that net income or loss be allocated between controlling and noncontrolling interests; and (iii) comprehensive income or loss be allocated between controlling and noncontrolling interest.  Earnings per unit amounts are not affected by these changes.  See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for additional information regarding the establishment of the ASC by the Financial Accounting Standards Board (“FASB”).  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for additional information regarding noncontrolling interest.

The new presentation and disclosure requirements pertaining to noncontrolling interests have been applied retroactively to the consolidated financial statements and notes included in this Quarterly Report on Form 10-Q.  As a result, net income reported for the three and nine months ended September 30, 2008 in these financial statements is higher than that disclosed previously; however, the allocation of such net income results in our unitholders, general partner and Parent (i.e., noncontrolling interest) receiving the same amounts as they did previously.

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

Our gross operating margin by business segment and in total is as follows for the periods indicated (dollars in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Natural Gas Pipelines & Services	$40.5	$41.0	$109.5	$125.7
NGL Pipelines & Services	28.3	20.2	73.3	57.7
Petrochemical Services	2.8	2.5	7.9	8.8
Total segment gross operating margin	$71.6	$63.7	$190.7	$192.2

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

The following table summarizes the contribution to revenues from each business segment (including the effects of eliminations and adjustments) during the periods indicated (dollars in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Natural Gas Pipelines & Services:
Sales of natural gas	$103.6	$288.4	$320.3	$843.7
Natural gas transportation services	76.1	82.6	221.1	240.8
Natural gas storage services	4.4	2.8	11.2	5.9
Total	184.1	373.8	552.6	1,090.4
NGL Pipelines & Services:
Sales of NGLs	9.4	12.8	24.3	41.3
Sales of other products	2.3	2.7	8.6	11.5
NGL and petrochemical storage services	26.7	21.5	76.4	62.2
NGL fractionation services	7.2	8.1	22.0	23.7
NGL transportation services	10.8	9.8	32.0	32.8
Other services	0.6	0.4	2.0	1.6
Total	57.0	55.3	165.3	173.1
Petrochemical Services:
Propylene transportation services	3.5	3.1	10.2	11.1
Total consolidated revenues	$244.6	$432.2	$728.1	$1,274.6

Comparison of the Three Months Ended September 30, 2009 with the Three Months Ended September 30, 2008

Revenues for the third quarter of 2009 were $244.6 million compared to $432.2 million for the third quarter of 2008.  Lower energy commodity sales prices during the third quarter of 2009 relative to the third quarter of 2008 accounted for a $188.6 million quarter-to-quarter decrease in our consolidated revenues from our marketing activities.  Revenues from natural gas transportation and storage services decreased $4.9 million quarter-to-quarter primarily due to lower revenues associated with our aggregating and bundling services.  The quarter-to-quarter decrease in consolidated revenues attributable to our marketing activities and aggregating and bundling services is primarily due to lower natural gas prices.  Revenues from NGL fractionation, transportation and storage services increased $5.5 million quarter-to-quarter primarily due to higher NGL storage volumes and fees during the third quarter of 2009 relative to the third quarter of 2008.  Revenues from propylene transportation increased $0.4 million quarter-to-quarter due to higher transportation volumes.

Operating costs and expenses were $220.8 million for the third quarter of 2009 compared to $409.4 million for the third quarter of 2008, a $188.6 million quarter-to-quarter decrease.  The cost of sales of our natural gas and NGL products decreased $187.3 million quarter-to-quarter as a result of lower energy commodity prices.  Costs and expenses of our natural gas transportation and storage services decreased $4.8 million quarter-to-quarter.  This amount reflects an $8.9 million quarter-to-quarter decrease in operating costs and expenses associated with aggregating and bundling services on our Texas Intrastate System as a result of lower natural gas prices, partially offset by a $4.1 million quarter-to-quarter increase in operating expenses primarily due to a reduction in the anticipated cost to be incurred for an environmental remediation project that was recorded during the third quarter of 2008.

Costs and expenses of our NGL fractionation, transportation and storage services decreased $3.2 million quarter-to-quarter primarily due to lower fuel and maintenance costs during the third quarter of 2009 relative to the third quarter of 2008.  Collectively, the remainder of our consolidated operating costs and expenses increased $6.6 million quarter-to-quarter primarily due to higher depreciation expense attributable to the recently completed Sherman Extension of our Texas Intrastate System.

Changes in our revenues and operating costs and expenses quarter-to-quarter are primarily explained by fluctuations in energy commodity prices.  The market price of natural gas (as measured at Henry Hub in Louisiana) decreased 67% to an average of $3.39 per MMBtu during the third quarter of 2009 versus an average of $10.25 per MMBtu during the third quarter of 2008.  The weighted-average indicative market price for NGLs was $0.88 per gallon during the third quarter of 2009 versus $1.68 per gallon during the third quarter of 2008 – a 48% decrease quarter-to-quarter.  Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production.

General and administrative costs were $3.2 million for the third quarter of 2009 compared to $4.4 million for the third quarter of 2008.  The $1.2 million quarter-to-quarter decrease in general and administrative costs is primarily due to lower costs associated with the DEP II Midstream Businesses.

Operating income for the third quarter of 2009 was $21.1 million compared to $18.7 million for the third quarter of 2008.  The aforementioned changes in revenues and costs and expenses contributed to a $2.4 million quarter-to-quarter increase in operating income.

Interest expense increased $0.6 million quarter-to-quarter primarily due to borrowings we made in connection with the DEP II dropdown transaction in December 2008.  Provision for income taxes decreased $1.1 million quarter-to-quarter primarily due to a reduction in our Texas Margin Tax accrual.

As a result of items noted in the previous paragraphs, net income increased $2.8 million quarter-to-quarter to $17.8 million for the third quarter of 2009 compared to $15.0 million for the third quarter of 2008.

We account for EPO’s share of the net income of the DEP I and DEP II Midstream Businesses as noncontrolling interest, which is a deduction from total net income to arrive at the amount of net income attributable to Duncan Energy Partners L.P.  EPO was attributed $5.7 million of the net income of the DEP I Midstream Businesses during the third quarter of 2009 compared to $4.4 million during the third quarter of 2008.  The quarter-to-quarter variance in EPO's share of the net income of the DEP I Midstream Businesses is primarily due to improved earnings from these businesses, net of the allocation of operational measurement gains and depreciation expense to EPO.  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our determination of net income attributable to EPO's noncontrolling interest.

EPO was attributed $12.7 million of losses in connection with its ownership interests in the DEP II Midstream Businesses during the three months ended September 30, 2009.  In the aggregate, the DEP II Midstream Businesses distributed $29.4 million of cash and posted net earnings of $3.0 million with respect to the three months ended September 30, 2009.  As a result of its priority return rights in the DEP II Midstream Businesses, Duncan Energy Partners received its full quarterly cash distribution of $21.6 million and was attributed income of $15.7 million from these businesses.  EPO is attributed a loss to the extent that aggregate net income for the DEP II Midstream Businesses is less than the income attributed by these businesses to Duncan Energy Partners.  EPO received $7.8 million in cash distributions from the DEP II Midstream Businesses with respect to the third quarter of 2009.

The following information highlights significant quarter-to-quarter variances in gross operating margin by business segment:

Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $40.5 million for the third quarter of 2009 compared to $41.0 million for the third quarter of 2008.  Total natural gas throughput volumes were 4,693 BBtus/d for the third quarter of 2009 compared to 4,742 BBtus/d for the third quarter of 2008.  Gross operating margin increased $2.6 million quarter-to-quarter due to increased transportation volumes and lower pipeline integrity expenses on the Acadian Gas System and higher firm storage reservation fees earned at the Wilson natural gas storage facility.

The Sherman Extension pipeline segment of our Texas Intrastate System began commercial operations August 1, 2009 and generated $9.0 million of gross operating margin for the third quarter of 2009, primarily from firm capacity reservation fees.  Collectively, gross operating margin from the remainder of our Texas Intrastate System decreased $12.1 million quarter-to-quarter primarily due to lower transportation volumes, a decrease in condensate sales revenue and higher operating expenses.  Operating expenses for the third quarter of 2008 include a benefit of $5.0 million related to a reduction in the anticipated cost to be incurred for an environmental remediation project.

NGL Pipelines & Services.  Gross operating margin from this business segment was $28.3 million for the third quarter of 2009 compared to $20.2 million for the third quarter of 2008, an $8.1 million quarter-to-quarter increase.  Gross operating margin from Mont Belvieu Caverns' storage complex increased $7.7 million quarter-to-quarter.  Mont Belvieu Caverns recorded operational measurement gains of $0.8 million for the third quarter of 2009 compared to operational measurement gains of $1.1 million for the third quarter of 2008.  Although operational measurement gains and losses are included in our determination of gross operating margin, they are allocated to EPO through noncontrolling interest; thus, such gains and losses are excluded from net income attributable to Duncan Energy Partners.  Net of operational measurement gains and losses, gross operating margin from Mont Belvieu Caverns' storage complex increased $8.0 million quarter-to-quarter primarily due to higher storage volumes and fees.  Collectively, gross operating margin from the remainder of the businesses classified within this segment increased $0.4 million quarter-to-quarter primarily due to lower maintenance and fuel costs during the third quarter of 2009 relative to the third quarter of 2008.

 Petrochemical Services.  Gross operating margin from this business segment was $2.8 million for the third quarter of 2009 compared to $2.5 million for the third quarter of 2008.  Petrochemical throughput volumes increased to 35 MBPD during the third quarter of 2009 from 33 MBPD during the third quarter of 2008.  The $0.3 million quarter-to-quarter increase in segment gross operating margin is primarily due to higher throughput volumes on our Lou-Tex Propylene Pipeline.

Comparison of the Nine Months Ended September 30, 2009 with
   the Nine Months Ended September 30, 2008

Revenues for the first nine months of 2009 were $728.1 million compared to $1.27 billion for the first nine months of 2008.  The $546.5 million period-to-period decrease in consolidated revenues is primarily due to lower energy commodity sales prices during the first nine months of 2009 relative to the first nine months of 2008.  This factor accounted for a $543.3 million period-to-period decrease in consolidated revenues from our marketing activities.  Revenues from natural gas transportation and storage services decreased $14.4 million period-to-period primarily due to lower revenues associated with aggregating and bundling services.  The period-to-period decrease in consolidated revenues attributable to our marketing activities and aggregating and bundling services is primarily due to lower natural gas prices.  Collectively, revenues from NGL fractionation, transportation and storage services increased $12.1 million period-to-period primarily due to higher NGL storage volumes and fees during the first nine months of 2009 relative to the first nine months of 2008.  Revenues from propylene transportation decreased $0.9 million period-to-period due to lower transportation volumes.

Operating costs and expenses were $675.7 million for the first nine months of 2009 versus $1.21 billion for the first nine months of 2008, a $529.9 million period-to-period decrease.  The cost of sales of our natural gas and NGL products decreased $532.4 million period-to-period as a result of lower volumes and energy commodity prices.  Costs and expenses of our natural gas transportation and storage services decreased $6.0 million period-to-period.  This reflects a $25.6 million period-to-period decrease in operating costs and expenses associated with aggregating and bundling services on our Texas Intrastate System due to lower natural gas prices.  Operating expenses increased period-to-period due to reductions in the anticipated costs to be incurred for an environmental remediation project and certain audit claims, both of which were recorded in 2008, and an increase in expenses related to employee compensation costs, property and sales taxes and repair and maintenance costs.

Costs and expenses of our NGL fractionation, transportation and storage services decreased $6.3 million period-to-period primarily due to lower operational measurement losses at Mont Belvieu Caverns' storage complex and lower fuel and maintenance expenses.  Collectively, the remainder of our consolidated operating costs and expenses increased $14.7 million period-to-period primarily due to higher depreciation expense during the first nine months of 2009 due to our recent completion of the Sherman Extension pipeline.

As noted previously, changes in our revenues and operating costs and expenses period-to-period are explained primarily by fluctuations in energy commodity prices.  The Henry Hub market price of natural gas decreased 60% to an average of $3.93 per MMBtu during the first nine months of 2009 versus an average of $9.74 per MMBtu during the first nine months of 2008.  The weighted-average indicative market price for NGLs was $0.77 per gallon during the first nine months of 2009 versus $1.62 per gallon during the first nine months of 2008, a 52% period-to-period decrease.

General and administrative costs were $8.8 million for the first nine months of 2009 compared to $14.1 million for the first nine months of 2008.  The $5.3 million period-to-period decrease in general and administrative costs is primarily due to lower costs associated with the DEP II Midstream Businesses.

Operating income for the first nine months of 2009 was $44.6 million compared to $55.6 million for the first nine months of 2008.  Consolidated revenues and certain operating costs and expenses can fluctuate significantly due to changes in energy commodity prices without necessarily affecting our operating income to the same degree.  Consequently, the aforementioned changes in revenues and costs and expenses contributed to the $11.0 million period-to-period decrease in operating income.

Interest expense increased $2.3 million period-to-period primarily due to borrowings we made in connection with the DEP II dropdown transaction in December 2008.  Provision for income taxes decreased $0.3 million period-to-period primarily due to a reduction in our Texas Margin Tax accrual.

As a result of items noted in the previous paragraphs, net income decreased $13.3 million period-to-period to $33.3 million for the first nine months of 2009 compared to $46.6 million for the first nine months of 2008.

EPO was attributed $10.3 million and $9.4 million of the net income of the DEP I Midstream Businesses during the nine months ended September 30, 2009 and 2008, respectively.  The period-to-period variance in EPO's share of the net income of the DEP I Midstream Businesses is primarily due to improved earnings from these businesses, net of the allocation of operational measurement losses and depreciation expense to EPO.  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our determination of net income attributable to EPO's noncontrolling interest.

EPO was attributed $44.9 million of losses in connection with its ownership interests in the DEP II Midstream Businesses during the nine months ended September 30, 2009.  In the aggregate, the DEP II Midstream Businesses distributed $83.6 million of cash and posted net earnings of $1.5 million with respect to the nine months ended September 30, 2009.  As a result of its priority return rights in the DEP II Midstream Businesses, Duncan Energy Partners received its full cash distribution of $64.9 million and was attributed income of $46.4 million from these businesses.  EPO is attributed a loss to the extent that aggregate net income for the DEP II Midstream Businesses is less than the income attributed by these businesses to Duncan Energy Partners.  EPO received $18.7 million in cash distributions from the DEP II Midstream Businesses with respect to the nine months ended September 30, 2009.

The following information highlights significant period-to-period variances in gross operating margin by business segment:

Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $109.5 million for the first nine months of 2009 compared to $125.7 million for the first nine months of 2008, a $16.2 million period-to-period decrease.  Total natural gas throughput volumes were 4,746 BBtus/d for the first nine months of 2009 compared to 4,662 BBtus/d for the first nine months of 2008.  Gross operating margin from our natural gas pipelines decreased $20.2 million period-to-period primarily due to lower revenues from condensate sales, a decrease in natural gas sales volumes and margins on the Acadian Gas System and higher operating expenses on our Texas Intrastate System.  Operating expenses for the first nine months of 2008 included $13.2 million of aggregate benefits related to a reduction in anticipated costs to be incurred for an environmental remediation project and certain audit claims.

Gross operating margin from our Wilson natural gas storage facility increased $4.0 million period-to-period due to higher firm storage reservation fees earned during the first nine months of 2009 compared to the first nine months of 2008.

NGL Pipelines & Services.  Gross operating margin from this business segment was $73.3 million for the first nine months of 2009 compared to $57.7 million for the first nine months of 2008, a $15.6 million period-to-period increase.  Gross operating margin from Mont Belvieu Caverns' storage complex increased $17.4 million period-to-period.  Mont Belvieu Caverns recorded operational measurement losses of $1.8 million for the first nine months of 2009 compared to operational measurement losses of $3.8 million for the first nine months of 2008.  Net of operational measurement gains and losses, gross operating margin from Mont Belvieu Caverns' storage complex increased $15.4 million period-to-period as a result of higher revenues due to increased storage reservation and excess throughput fees and higher storage volumes.  Collectively, gross operating margin from the remainder of the businesses classified within this segment decreased $1.8 million period-to-period primarily due to lower NGL sales margins.

 Petrochemical Services.  Gross operating margin from this business segment was $7.9 million for the first nine months of 2009 compared to $8.8 million for the first nine months of 2008.  Petrochemical throughput volumes decreased to 28 MBPD during the first nine months of 2009 from 38 MBPD during the first nine months of 2008.  The $0.9 million period-to-period decrease in segment gross operating margin is primarily due to lower throughput volumes on our Lou-Tex Propylene Pipeline.

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

At September 30, 2009, we had approximately $147.3 million of liquidity, which included $31.9 million of unrestricted cash on hand and approximately $115.4 million of credit available under the Revolving Credit Facility.  At September 30, 2009, our total debt balance was $462.8 million, which consists of $180.5 million outstanding under the Revolving Credit Facility and $282.3 million under the Term Loan Agreement.  In addition, we had a $1.0 million letter of credit outstanding under the Revolving Credit Facility.  Our bank loan agreements require us to maintain certain financial and other customary covenants.  We were in compliance with the covenants of our loan agreements at September 30, 2009.

It is our belief that we will continue to have adequate liquidity and capital resources to fund future recurring operating and investing activities.

Registration Statements

We may issue equity or debt securities to assist us in meeting our liquidity and capital spending requirements.  We have a universal shelf registration statement on file with the Securities Exchange Commission (“SEC”) that allows us to periodically issue up to $1 billion in debt and equity securities.  We currently expect to use any proceeds from such offerings under this universal shelf registration statement for general partnership purposes or other purposes to be specified in connection with an offering.  After taking into account previous issuances of securities under this registration statement, we can issue approximately $856.4 million of additional securities under this registration statement at September 30, 2009.

Consolidated Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).  For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows.

	For the Nine Months
	Ended September 30,
	2009	2008
Net cash flows provided by operating activities	$137.3	$114.1
Cash used in investing activities	302.2	547.5
Cash provided by financing activities	183.8	444.1

The following information highlights the significant period-to-period variances in our consolidated cash flow amounts:

Operating activities.  Net cash flows provided by operating activities were $137.3 million for the nine months ended September 30, 2009 compared to $114.1 million for the nine months ended September 30, 2008.  The change in operating cash flow is primarily due to the timing of related cash receipts and disbursements and a $1.5 million decrease in gross operating margin for the nine months ended September 30, 2009 in comparison to the nine months ended September 30, 2008.

Investing activities.  Cash used in investing activities was $302.2 million for the nine months ended September 30, 2009 compared to $547.5 million for the nine months ended September 30, 2008.  The $245.3 million period-to-period decrease is primarily due to a reduction in growth capital spending for both the DEP I and DEP II Midstream Businesses.  During the nine months ended September 30, 2008, construction of the Sherman Extension Pipeline on our Texas Intrastate System was in progress.  We completed this expansion project in February 2009 and began commercial operation on August 1, 2009.  Also, during the nine months ended September 30, 2008, we completed the Phase II expansion of our South Texas NGL pipeline and had ongoing projects at our Mont Belvieu storage facility.

Financing activities.  Cash provided by financing activities was $183.8 million for the nine months ended September 30, 2009 compared to $444.1 million for the nine months ended September 30, 2008.  The overall decrease of $260.3 million is primarily due to (i) a $188.8 million decrease in net capital contributions by EPO as both a former owner (pre-dropdown timeframes) and noncontrolling interest (post-dropdowns timeframes) resulting from the period-to-period decrease in growth capital expenditures, (ii) a $37.6 million increase in distributions to partners due to higher period-to-period cash distribution rates per unit and the number of distribution-bearing units outstanding and (iii) net repayments of debt of $21.5 million for the nine months ended September 30, 2009 compared to net borrowings of $12.0 million during the same period in 2008.

Capital Expenditures

The following table summarizes our consolidated capital spending for property, plant and equipment for the periods indicated (dollars in millions):

	For the Nine Months
	Ended September 30,
	2009	2008
DEP I Midstream Businesses:
Expansion capital spending (1)	$22.3	$111.3
Sustaining capital expenditures (2)	10.6	9.0
DEP II Midstream Businesses:
Expansion capital spending (1)	248.4	403.5
Sustaining capital expenditures (2)	25.2	33.0
Total capital spending	$306.5	$556.8

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

The majority of our capital spending during the nine months ended September 30, 2009 and 2008 was attributable to ongoing expansions of the Texas Intrastate System, including the Sherman Extension and Trinity River Basin Lateral projects.

Our forecasts of capital expenditures are based on current announced plans.  We estimate that our consolidated capital spending for expansion projects during the fourth quarter of 2009 will approximate $288.8 million, all of which is expected to be funded by EPO.  We estimate that our sustaining capital expenditures for the fourth quarter of 2009 will approximate $16.2 million, of which $6.6 million and $9.6 million is attributable to the DEP I and DEP II Midstream Businesses, respectively.

At September 30, 2009, we had approximately $108.3 million in purchase commitments outstanding that relate to our capital spending for property, plant and equipment.  These commitments primarily relate to expansion projects on our Texas Intrastate System.

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

The following table summarizes our pipeline integrity costs for the periods indicated (dollars in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Expensed	$1.8	$6.4	$10.3	$15.8
Capitalized	4.6	6.7	13.2	17.2
Total	$6.4	$13.1	$23.5	$33.0

We expect the costs of our pipeline integrity program, irrespective of whether such costs are capitalized or expensed, to approximate $15.4 million for the fourth quarter of 2009.

Other Items

Contractual Obligations

With the exception of routine fluctuations in the balance of our Revolving Credit Facility, there have been no significant changes in our contractual obligations since those reported in our Recast Form 8-K.

Off-Balance Sheet Arrangements

There have been no significant changes with regards to our off-balance sheet arrangements since those reported in our Recast Form 8-K.

Summary of Related Party Transactions

The following table summarizes our consolidated balance sheet transactions with related parties at the periods indicated (dollars in millions):

	September 30,	December 31,
	2009	2008
Accounts receivable – related parties
EPO and affiliates	$2.2	$2.3
Energy Transfer Equity and affiliates (1)	0.6	0.9
Other	0.8	0.1
Total	$3.6	$3.3

Accounts payable – related parties
EPO and affiliates	$7.4	$46.1
EPCO and affiliates	5.6	1.9
TEPPCO and affiliates	--	0.5
Total	$13.0	$48.5

(1) Refers to Energy Transfer Equity, L.P. (“Energy Transfer Equity”) and its consolidated subsidiaries.

The following table summarizes our consolidated revenue and expense transactions with related parties for the periods indicated (dollars in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Revenues from EPO	$78.2	$99.7	$246.8	$285.4
Sales of natural gas – Evangeline	49.8	142.0	143.3	289.7
Natural gas transportation services – Energy Transfer Equity	--	0.2	0.1	0.7
NGL and petrochemical storage services – Energy Transfer Equity	0.2	--	0.2	--
NGL & petrochemical storage services – TEPPCO	0.4	0.4	1.2	0.8
Total	$128.6	$242.3	$391.6	$576.6

Operating costs and expenses:
EPCO administrative services agreement	$25.1	$18.4	$64.2	$54.5
Expenses with EPO	16.0	113.1	61.9	160.5
Purchases of natural gas – Nautilus	(0.1)	3.3	1.7	7.0
Expenses with Energy Transfer Equity	1.2	(2.8)	(3.0)	(1.1)
Expenses with TEPPCO	--	--	(0.1)	(0.1)
Total	$42.2	$132.0	$124.7	$220.8
General and administrative expenses:
EPCO administrative services agreement	$2.9	$3.9	$7.8	$12.3
Other related party general and administrative costs	--	(0.2)	--	(0.6)
Total	$2.9	$3.7	$7.8	$11.7

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

Non-GAAP Reconciliations

A reconciliation of our measurement of total non-GAAP gross operating margin to GAAP operating income and further to GAAP net income is presented in the following table (dollars in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Total non-GAAP segment gross operating margin	$71.6	$63.7	$190.7	$192.2
Adjustments to reconcile total non-GAAP segment
gross operating margin to GAAP net income:
Depreciation, amortization and accretion in
operating costs and expenses	(47.4)	(41.2)	(137.7)	(123.6)
Gain on asset sales and related transactions in
operating costs and expenses	0.1	0.6	0.4	1.1
General and administrative costs	(3.2)	(4.4)	(8.8)	(14.1)
GAAP operating income	21.1	18.7	44.6	55.6
Other expense, net	(3.4)	(2.7)	(10.5)	(7.9)
Benefit from (provision for) income taxes	0.1	(1.0)	(0.8)	(1.1)
GAAP net income	$17.8	$15.0	$33.3	$46.6

Recent Accounting Developments

The accounting standard setting bodies have recently issued accounting guidance since those reported in our Recast Form 8-K that will or may affect our future financial statements.  The recently issued accounting guidance relates to:

▪	The hierarchy of GAAP and the establishment of the ASC (codified under ASC 105, Generally Accepted Accounting Principles);

▪
Estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly (codified under ASC 820, Fair Value Measurements and Disclosures);

▪	Measuring liabilities at fair value (codified under ASC 820);

▪	Providing quarterly disclosures about fair value estimates for all financial instruments not measured on the balance sheet at fair value (codified under ASC 825, Financial Instruments);

▪
The accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued (codified under ASC 855, Subsequent Events); and

▪	Consolidation of variable interest entities (that will be codified under ASC 810).

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

Business interruption coverage in connection with a windstorm event remains in place for onshore assets, but was eliminated for offshore assets.  Onshore assets covered by business interruption insurance must be out-of-service in excess of 60 days before any losses from business interruptions will be covered.  Furthermore, EPO will now absorb 50% of the first $50.0 million of any loss in excess of deductible amounts for onshore assets.

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

Resulting		Portfolio FV at
Scenario	Classification	September 30, 2009	October 20, 2009
FV assuming no change in underlying interest rates	Liability	$6.0	$6.2
FV assuming 10% increase in underlying interest rates	Liability	5.8	6.0
FV assuming 10% decrease in underlying interest rates	Liability	6.2	6.4

Commodity Risk Program

The price of natural gas is subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control.  In order to manage the price risk associated with such products, Acadian Gas enters into commodity derivative instruments such as forwards, basis swaps and futures contracts.

We assess the risk of our commodity derivative instrument portfolio using a sensitivity analysis model.  The sensitivity analysis applied to this portfolio measures the potential income or loss (i.e., the change in fair value of the portfolio) based upon a hypothetical 10% increase or decrease in the underlying quoted market prices of the commodity derivative instruments outstanding.  At September 30, 2009, our commodity derivative instrument portfolio’s fair value was immaterial.  A 10% increase or decrease in commodity prices would have a nominal impact on the fair value of this portfolio.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the third quarter of 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.5	Third Amendment to Amended and Restated Partnership Agreement of Duncan Energy Partners L.P. dated December 8, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 8, 2008).
3.6	Fourth Amendment to Amended and Restated Partnership Agreement of Duncan Energy Partners L.P. dated as of June 15, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 15, 2009).
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

31.1#	Sarbanes-Oxley Section 302 certification of Richard H. Bachmann for Duncan Energy Partners L.P. for the September 30, 2009 Quarterly Report on Form 10-Q
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. for the September 30, 2009 Quarterly Report on Form 10-Q.
32.1#	Section 1350 certification of Richard H. Bachmann for the September 30, 2009 Quarterly Report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for the September 30, 2009 Quarterly Report on Form 10-Q.

*
With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323; Enterprise GP Holdings L.P., 1-32610; and Duncan Energy Partners L.P., 1-33266.

#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2009.

DUNCAN ENERGY PARTNERS L.P.
(A Delaware Limited Partnership)

By: DEP Holdings, LLC, as General Partner

By: /s/ Michael J. Knesek
Name: Michael J. Knesek
Title: Senior Vice President, Controller and Principal Accounting Officer of the General Partner