Form 10-K/A
period 2009-12-31
Duncan Energy Partners L.P.
filed 2010-05-21
CIK 1379378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Duncan Energy Partners L.P. (the “Partnership”) filed its annual report on Form 10-K for the year ended December 31, 2009 on March 1, 2010 (“Original Filing”).  This Form 10-K/A is being filed to correct the classification of a related party loan amount on the Statement of Consolidated Cash Flows for the year ended December 31, 2009.  Subsequent to the issuance of the Partnership’s 2009 financial statements, the Partnership’s management determined that a previously disclosed related party loan to EPO was incorrectly classified as an operating cash outflow rather than an investing cash outflow.  As a result, cash flows provided by operating activities for the year ended December 31, 2009 were understated by $45.6 million and cash used in investing activities for the same period was understated by an equal amount.  See Note 21 of the Notes to Consolidated Financial Statements included under Item 8 of this report for additional information.  In addition, related revisions were made to our discussion of liquidity and capital resources set forth on page 18.  In accordance with Exchange Act Rule 12b-15, new certifications, pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, of our Chief Executive Officer and Chief Financial Officer are also being filed.  This Form 10-K/A continues to speak as of the date of the Original Filing and does not reflect additional events occurring after such date.  Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and the Partnership's filings made with the Securities and Exchange Commission since March 1, 2010.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K/A for the year ended December 31, 2009 (“annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A of our Original Filing.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this annual report speak only as of March 1, 2010.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the years ended December 31, 2009, 2008 and 2007.

The following information should be read in conjunction with our consolidated financial statements and our accompanying notes included under Item 8 within this annual report.  Our discussion and analysis includes the following:

▪	Cautionary Note Regarding Forward-Looking Statements.

▪	Overview of Business.

▪	Basis of Financial Statement Presentation.

▪	Supplemental Selected Financial Information of Duncan Energy Partners L.P. – Discusses financial information and sources and uses of cash for Duncan Energy Partners L.P. on a standalone basis.

▪	Significant Recent Developments – Discusses significant developments during the year ended December 31, 2009 and through March 1, 2010.

▪	General Outlook for 2010.

▪	Results of Operations – Discusses material year-to-year variances in our Statements of Consolidated Operations.

▪	Liquidity and Capital Resources – Addresses available sources of liquidity and capital resources and includes a discussion of our capital spending program.

▪	Critical Accounting Policies and Estimates.

▪	Other Items – Includes information related to contractual obligations, off-balance sheet arrangements and all other matters.

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Cautionary Note Regarding Forward-Looking Statements

This discussion contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,”  “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A of our Original Filing.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements. The forward-looking statements in this annual report speak only as of March 1, 2010.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

DEP I Drop Down

On February 5, 2007, EPO contributed to us a 66% controlling equity interest in each of the DEP I Midstream Businesses in a drop down transaction.  EPO retained the remaining 34% noncontrolling equity interest in each of these businesses.  As consideration for these equity interests, we paid $459.5 million in cash and issued 5,351,571 common units to EPO.  The cash portion of this consideration was financed with $198.9 million in borrowings under our Revolving Credit Facility and $260.6 million of the $290.5 million of net proceeds from our initial public offering.  See Item 1 and 2 within our Original Filing for a description of the assets and operations of the DEP I Midstream Businesses.

DEP II Drop Down

On December 8, 2008, EPO contributed to us the following controlling equity interests in a second drop down transaction: (i) a 66% general partner interest in Enterprise GC, (ii) a 51% general partner interest in Enterprise Intrastate and (iii) a 51% membership interest in Enterprise Texas.  As consideration for these equity interests, we paid $280.5 million in cash and issued 37,333,887 Class B units to EPO (which automatically converted on a one-for-one basis to common units in February 2009).  The cash portion of this consideration was financed with $280.0 million in borrowings under our Term Loan Agreement and $0.5 million of net proceeds from an equity offering to EPO.  The market value of the Class B units at the time of issuance was approximately $449.5 million.  See Item 1 and 2 within our Original Filing for a description of the assets and operations of the DEP II Midstream Businesses.

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

	Twelve Months		Eleven Months
	Ended December 31,
	2009	2008	2007
	(dollars in millions)
Selected income statement information:
Equity in income - DEP I Midstream Businesses	$44.9	$37.2	$30.0
Equity in income - DEP II Midstream Businesses	$60.1	$4.5	$--
General and administrative costs	$0.4	$1.4	$1.5
Interest expense	$13.5	$12.0	$9.3
Net income attributable to Duncan Energy Partners L.P.	$91.1	$28.3	$19.2
Selected balance sheet information at each period end:
Investments in DEP I Midstream Businesses	$510.2	$512.7	$502.7
Investments in DEP II Midstream Businesses	$709.7	$730.5	$--
Long-term debt	$457.3	$484.3	$200.0
Partners’ equity	$761.4	$752.8	$314.6

The following table presents the amount of distributions paid by each group of businesses with respect to each period.

			Eleven
	Twelve Months		Months
	Ended December 31,
	2009	2008	2007
	(dollars in millions)
Distributions paid to Duncan Energy Partners L.P. with respect to each period from:
DEP I Midstream Businesses	$49.2	$93.7	$115.3
DEP II Midstream Businesses	$86.5	$5.6	$--

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

Significant Recent Developments

The following information highlights our significant recent developments since January 1, 2009 through March 1, 2010:

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

In February 2010, we filed a registration statement with the SEC authorizing the issuance of up to 1,000,000 common units in connection with an employee unit purchase plan and a long-term incentive plan that became effective on February 11, 2010.  See Item 9B of our Original Filing for additional information regarding the approval of these plans.

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

We account for EPO’s share of the net income of the DEP I and DEP II Midstream Businesses as noncontrolling interest, which is an adjustment to total net income to arrive at the amount of net income attributable to Duncan Energy Partners L.P.  EPO was attributed $11.4 million of the net income of the DEP I Midstream Businesses during 2008 compared to $20.0 million during 2007.  The year-to-year variance in EPO’s share of the net income of the DEP I Midstream Businesses is primarily due to the special allocations of operational measurement gains and losses and depreciation expense to EPO.  EPO was attributed $4.0 million of losses in connection with its ownership interests in the DEP II Midstream Businesses for the period from December 8, 2008 to December 31, 2008.

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

Liquidity and Capital Resources

Management’s Discussion and Analysis has been revised for the effect of the restatement, as reflected in Note 21 of the Notes to Consolidated Financial Statements under Item 8 of this annual report.

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

In February 2010, we filed a registration statement with the SEC authorizing the issuance of up to 1,000,000 common units in connection with an employee unit purchase plan and a long-term incentive plan.  These plans became effective on February 11, 2010.  See Item 9B of our Original Filing for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).  For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated Cash Flows included under Item 8 within this annual report.

	For the Year Ended December 31,
	2009	2008	2007
Net cash flows provided by operating activities	$201.6	$220.1	$217.1
Cash used in investing activities	428.8	748.8	352.4
Cash provided by financing activities	218.1	539.5	137.5

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

The following information highlights the significant year-to-year variances in our cash flow amounts:

Comparison of 2009 with 2008

Operating activities.  Net cash flows provided by operating activities were $201.6 million for the year ended December 31, 2009 compared to $220.1 million for the year ended December 31, 2008.  The change in operating cash flow is primarily due to the timing of related cash receipts and disbursements offset by a $9.1 million increase in gross operating margin for the year ended December 31, 2009 in comparison to the year ended December 31, 2008.

Investing activities.  Cash flows used in investing activities were $428.8 million for the year ended December 31, 2009 compared to $748.8 million for the year ended December 31, 2008.  The $320.0 million year-to-year decrease is primarily due to the completion of growth capital projects on the DEP II Midstream Businesses that were under construction in 2008.  In February 2009, we completed the construction of the Sherman Extension Pipeline, which is a component of our Texas Intrastate System.  The Sherman Extension Pipeline began operations on August 1, 2009.

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

Our Revenue Recognition Policies and Use of Estimates for Revenues and Expenses

In general, we recognize revenue from customers when all of the following criteria are met:

▪	persuasive evidence of an exchange arrangement exists;

▪	delivery has occurred or services have been rendered;

▪	the buyer’s price is fixed or determinable; and

▪	collectibility is reasonably assured.

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

Related Party Transactions

For information regarding our related party transactions, see Note 15 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report as well as Item 13 of our Original Filing.

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

10.52
First Amendment to Revolving Credit Agreement, dated as of June 30, 2007, among Duncan Energy Partners L.P., as Borrower, the Lenders Party Thereto.  Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-

Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 4.2 to Form 10-Q filed August 8, 2007).

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

12.1**	Computation of ratio of earnings to fixed charges for each of the five years ended December 31, 2009, 2008, 2007, 2006 and 2005.
21.1**	List of Subsidiaries as of February 1, 2010.
23.1#	Consent of Deloitte & Touche LLP.
31.1#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. for the December 31, 2009 Annual Report on Form 10-K/A.
31.2#	Sarbanes-Oxley Section 302 certification of Bryan F. Bulawa for Duncan Energy Partners L.P. for the December 31, 2009 Annual Report on Form 10-K/A.
32.1#	Section 1350 certification of W. Randall Fowler for the December 31, 2009 Annual Report on Form 10-K/A.
32.2#	Section 1350 certification of Bryan F. Bulawa for the December 31, 2009 Annual Report on Form 10-K/A.

*
With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P. and Enterprise GP Holdings L.P. are 1-14323 and 1-32610, respectively.

**	These exhibits were filed with our Original Filing.
***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 21, 2010.

DUNCAN ENERGY PARTNERS L.P.
(A Delaware Limited Partnership)

By: DEP Holdings, LLC, as General Partner

By: /s/ Michael J. Knesek
Name: Michael J. Knesek
Title: Senior Vice President, Controller and Principal Accounting Officer of the General Partner

DUNCAN ENERGY PARTNERS L.P.
INDEX TO FINANCIAL STATEMENTS

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 1, 2010
(May 21, 2010 as to the effect of the restatement discussed in Note 21)

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

DUNCAN ENERGY PARTNERS L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For Year Ended December 31,
	2009	2008	2007

Operating activities:
Net income	$45.8	$55.3	$23.6
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	188.3	167.8	175.6
Equity in income of Evangeline	(1.1)	(0.9)	(0.2)
Gain on sale of assets and related transactions	(0.5)	(0.5)	(0.1)
Deferred income tax expense	--	0.3	3.8
Non-cash asset impairment	4.2	--	--
Changes in fair market value of derivative instruments	(0.2)	(0.1)	0.2
Net effect of changes in operating accounts (see Note 19)	(34.9)	(1.8)	14.2
Cash flows provided by operating activities	201.6	220.1	217.1
Investing activities:
Capital expenditures	(389.1)	(759.5)	(340.1)
Contributions in aid of construction costs	5.7	9.9	10.0
Proceeds from sale of assets and related transactions	0.9	0.9	12.6
Cash used for business combinations	(0.7)	--	(35.0)
Other, including loans to affiliates	(45.6)	(0.1)	0.1
Cash used in investing activities	(428.8)	(748.8)	(352.4)
Financing activities:
Repayments of debt	(103.2)	(114.7)	(114.0)
Borrowings under debt agreements	76.2	398.9	314.0
Debt issuance costs	(0.4)	(1.6)	(0.5)
Net proceeds from Duncan Energy Partners’ common unit offerings	137.4	0.5	290.5
Common units repurchased from EPO and subsequently retired	(137.4)	--	--
Cash distributions to Duncan Energy Partners’ unitholders and general partner	(88.9)	(34.4)	(21.8)
Cash distributions to noncontrolling interest	(51.6)	(318.1)	(491.0)
Cash contributions from noncontrolling interest	386.0	183.3	105.0
Net cash contributions from former owners of the
DEP I Midstream Businesses	--	--	8.5
Net cash contributions from former owners of the
DEP II Midstream Businesses	--	425.6	46.8
Cash provided by financing activities	218.1	539.5	137.5
Net changes in cash and cash equivalents	(9.1)	10.8	2.2
Cash and cash equivalents, beginning of period	13.0	2.2	--
Cash and cash equivalents, end of period	$3.9	$13.0	$2.2

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

DUNCAN ENERGY PARTNERS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DUNCAN ENERGY PARTNERS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Statements of Consolidated Operations for the periods presented:

Change in Value
Derivatives in	Recognized in OCI on
Cash Flow	Derivative
Hedging Relationships	(Effective Portion)
For the Twelve Months
Ended December 31,
2009	2008
Interest rate	$(2.5)	$(8.0)
Commodity	--	(0.7)
Total	$(2.5)	$(8.7)

Derivatives in	Location of Loss	Amount of Loss
Cash Flow	Reclassified from AOCI	Reclassified from AOCI into Income
Hedging Relationships	into Income (Effective Portion)	(Effective Portion)
		For the Twelve Months
		Ended December 31,
		2009	2008
Interest rate	Interest expense	$(6.6)	$(2.0)
Commodity	Revenue	--	(0.7)
Total		$(6.6)	$(2.7)

		Amount of Gain
Derivatives in Cash Flow		Recognized in Income on
Hedging Relationships	Location	Ineffective Portion of Derivative
		For the Twelve Months
		Ended December 31,
		2009	2008
Interest rate derivatives	Interest expense	$0.1	$	*
Total		$0.1	$	*

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

Retention by Parent of ownership interest in DEP II Midstream Businesses on December 8, 2008	$2,595.5
Net loss attributable to noncontrolling interest – DEP II Midstream Businesses – Parent	(4.0)
Contributions by EPO in connection with expansion cash calls	21.3
Distributions to noncontrolling interest of subsidiary operating cash flows	(0.8)
Other general cash contributions from noncontrolling interest	1.0
December 31, 2008 balance	$2,613.0
Net loss attributable to noncontrolling interest – DEP II Midstream Businesses – Parent	(60.6)
Contributions by EPO in connection with expansion cash calls	344.5
Distributions to noncontrolling interest of subsidiary operating cash flows	(31.8)
Other general cash contributions from noncontrolling interest	23.1
December 31, 2009 balance	$2,888.2

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

	For the Year Ended December 31,
	2009	2008	2007

Decrease (increase) in:
Accounts receivable - trade	$39.6	$5.0	$9.7
Accounts receivable - related party	(9.9)	1.2	(4.2)
Gas imbalance receivables	25.9	(1.4)	28.7
Inventories	17.5	(6.0)	(6.8)
Prepaid and other current assets	(5.3)	1.6	(1.5)
Increase (decrease) in:
Accounts payable - trade	(1.7)	(5.9)	15.8
Accounts payable - related party	(39.9)	13.5	31.0
Accrued costs and expenses	(42.7)	(10.1)	(47.7)
Accrued property taxes	0.8	1.6	1.7
Accrued taxes - other	0.1	4.8	2.7
Other current liabilities	(19.1)	6.5	(16.0)
Other long-term liabilities	(0.2)	(12.6)	0.8
Net effect of changes in operating accounts	$(34.9)	$(1.8)	$14.2

Cash payments for interest, net of $0.3, $0.3 and $2.6 capitalized in 2009, 2008 and 2007, respectively	$13.8	$11.5	$11.5

Cash payments for income taxes	$1.0	$0.2	$--

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

Note 21.  Restatement of Certain Amounts on the Statement of Consolidated Cash Flows

Subsequent to the issuance of our 2009 financial statements, we determined that a previously disclosed related party loan to EPO (see Note 15) was incorrectly classified as an operating cash outflow rather than an investing cash outflow.  As a result, cash flows provided by operating activities for the year ended December 31, 2009 were understated by $45.6 million and cash used in investing activities for the same period was understated by an equal amount.  Accordingly, we have restated our operating and investing cash flows for the year ended December 31, 2009 as follows:

	Previously Reported	Restated
Operating activities:
Net effect of changes in operating accounts (see Note 19)	$(80.5)	$(34.9)
Cash flows provided by operating activities	$156.0	$201.6
Investing activities:
Other, including loans to affiliates	$-	$(45.6)
Cash used in investing activities	$(383.2)	$(428.8)

The restatement of the cash flow statement amounts noted above had no impact on our financial position or results of operations for the year ended December 31, 2009.