Form 10-Q
period 2010-06-30
Duncan Energy Partners L.P.
filed 2010-08-09
CIK 1379378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes ☐ No ☑

There were 57,716,258 common units of Duncan Energy Partners L.P. outstanding at August 1, 2010.  Our common units trade on the New York Stock Exchange under the ticker symbol “DEP.”

DUNCAN ENERGY PARTNERS L.P.

PART I. FINANCIAL INFORMATION.

Item 1.  Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$21.3	$3.9
Accounts receivable – trade, net of allowance for doubtful accounts	87.3	77.7
Accounts receivable – related parties	34.8	54.5
Gas imbalance receivables	10.1	9.8
Inventories	13.0	10.5
Prepaid and other current assets	16.7	9.8
Total current assets	183.2	166.2
Property, plant and equipment, net	4,827.5	4,549.6
Investment in Evangeline	5.8	5.6
Intangible assets, net of accumulated amortization of $46.8 at June 30, 2010 and $42.6 at December 31, 2009	40.6	43.8
Goodwill	4.9	4.9
Other assets	0.5	0.7
Total assets	$5,062.5	$4,770.8

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$255.0	$--
Accounts payable – trade	100.0	54.5
Accounts payable – related parties	16.9	13.6
Accrued product payables	61.9	59.9
Accrued property taxes	13.3	9.1
Accrued taxes – other	5.0	8.4
Other current liabilities	16.0	18.9
Total current liabilities	468.1	164.4
Long-term debt (see Note 9)	282.3	457.3
Deferred tax liabilities	5.6	5.8
Other long-term liabilities	6.6	6.4
Commitments and contingencies
Equity:
Duncan Energy Partners L.P. partners’ equity: (see Note 10)
Limited partners:
Common units (57,716,258 common units outstanding at June 30, 2010 and 57,676,987 common units outstanding at December 31, 2009)	762.1	766.6
General partner	0.1	0.2
Accumulated other comprehensive loss	(1.8)	(5.4)
Total Duncan Energy Partners L.P. partners’ equity	760.4	761.4
Noncontrolling interest in subsidiaries: (see Note 11)
DEP I Midstream Businesses – Parent	546.6	487.3
DEP II Midstream Businesses – Parent	2,992.9	2,888.2
Total noncontrolling interest	3,539.5	3,375.5
Total equity	4,299.9	4,136.9
Total liabilities and equity	$5,062.5	$4,770.8

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues:
Third parties	$124.2	$106.9	$282.4	$220.5
Related parties	141.0	119.8	273.4	263.0
Total revenues (see Note 12)	265.2	226.7	555.8	483.5
Costs and Expenses:
Operating costs and expenses:
Third parties	204.1	177.1	429.8	372.4
Related parties	41.0	38.4	82.5	82.5
Total operating costs and expenses	245.1	215.5	512.3	454.9
General and administrative costs:
Third parties	1.5	--	2.2	0.7
Related parties	3.3	2.8	7.5	4.9
Total general and administrative costs	4.8	2.8	9.7	5.6
Total costs and expenses (see Note 12)	249.9	218.3	522.0	460.5
Equity in income of Evangeline	--	0.3	0.2	0.5
Operating income	15.3	8.7	34.0	23.5
Other income (expense):
Interest expense	(3.2)	(3.4)	(6.3)	(7.2)
Other, net	--	--	--	0.1
Total other expense, net	(3.2)	(3.4)	(6.3)	(7.1)
Income before provision for income taxes	12.1	5.3	27.7	16.4
Provision for income taxes	(0.3)	(0.8)	(0.2)	(0.9)
Net income	11.8	4.5	27.5	15.5
Net loss (income) attributable to noncontrolling interest: (see Note 11)
DEP I Midstream Businesses - Parent	(7.8)	(3.0)	(12.5)	(4.6)
DEP II Midstream Businesses - Parent	19.3	21.7	29.5	32.2
Total net loss attributable to noncontrolling interest	11.5	18.7	17.0	27.6
Net income attributable to Duncan Energy Partners L.P.	$23.3	$23.2	$44.5	$43.1

Allocation of net income attributable to Duncan Energy Partners L.P.:
Limited partners’ interest in net income	$23.2	$23.0	$44.2	$42.8
General partner interest in net income	$0.1	$0.2	$0.3	$0.3

Basic and diluted earnings per unit (see Note 14)	$0.40	$0.40	$0.77	$0.74

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net income	$11.8	$4.5	$27.5	$15.5
Other comprehensive income:
Cash flow hedges:
Commodity derivative instrument losses during period	(0.1)	--	(0.1)	--
Interest rate derivative instrument gains (losses) during period	0.1	(0.5)	(0.1)	0.2
Reclassification adjustment for losses included in net income related to interest rate derivative instruments	1.9	1.5	3.8	2.9
Total cash flow hedges	1.9	1.0	3.6	3.1
Comprehensive income	13.7	5.5	31.1	18.6
Comprehensive loss (income) attributable to noncontrolling interest:
DEP I Midstream Businesses – Parent	(7.8)	(3.0)	(12.5)	(4.6)
DEP II Midstream Businesses – Parent	19.3	21.7	29.5	32.2
Total comprehensive loss attributable to noncontrolling interest	11.5	18.7	17.0	27.6
Comprehensive income attributable to Duncan Energy Partners L.P.	$25.2	$24.2	$48.1	$46.2

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Six Months
	Ended June 30,
	2010	2009
Operating activities:
Net income	$27.5	$15.5
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	100.5	91.2
Equity in income of Evangeline	(0.2)	(0.5)
Gains from asset sales and related transactions	(1.0)	(0.3)
Deferred income tax expense	(0.3)	0.2
Non-cash asset impairment charges	1.5	--
Changes in fair market value of derivative instruments	--	(0.1)
Net effect of changes in operating accounts (see Note 17)	(21.5)	(23.6)
Net cash flows provided by operating activities	106.5	82.4
Investing activities:
Capital expenditures	(343.3)	(226.3)
Contributions in aid of construction costs	4.6	2.7
Proceeds from asset sales and related transactions	2.3	0.4
Other, including loans to EPO (see Note 13)	45.5	--
Cash used in investing activities	(290.9)	(223.2)
Financing activities:
Repayments of debt	(23.1)	(55.5)
Borrowings under debt agreements	103.1	38.0
Debt issuance costs	--	(0.4)
Net proceeds from issuance of common units	0.8	123.2
Common units repurchased from EPO and retired	--	(122.9)
Cash distributions to our unitholders and general partner	(51.9)	(38.1)
Cash distributions to EPO as noncontrolling interest	(40.3)	(29.2)
Cash contributions from EPO as noncontrolling interest	213.2	229.1
Cash provided by financing activities	201.8	144.2
Net changes in cash and cash equivalents	17.4	3.4
Cash and cash equivalents, January 1	3.9	13.0
Cash and cash equivalents, June 30	$21.3	$16.4

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(Dollars in millions)

	Duncan Energy Partners L.P.
			Accumulated
			Other	Noncontrolling
	Limited	General	Comprehensive	Interest in
	Partners	Partner	Income (Loss)	Subsidiaries	Total
Balance, December 31, 2009	$766.6	$0.2	$(5.4)	$3,375.5	$4,136.9
Allocation of net income	44.2	0.3	--	(17.0)	27.5
Amortization of equity awards	2.0	--	--	--	2.0
Net cash proceeds from the issuance of common units	0.8	--	--	--	0.8
Cash distributions to unitholders and general partner	(51.5)	(0.4)	--	--	(51.9)
Cash distributions to noncontrolling interest	--	--	--	(40.3)	(40.3)
Cash flow hedges	--	--	3.6	--	3.6
Cash contributions from noncontrolling interest	--	--	--	213.2	213.2
Other	--	--	--	8.1	8.1
Balance, June 30, 2010	$762.1	$0.1	$(1.8)	$3,539.5	$4,299.9

	Duncan Energy Partners L.P.
			Accumulated
			Other	Noncontrolling
	Limited	General	Comprehensive	Interest in
	Partners	Partner	Income (Loss)	Subsidiaries	Total
Balance, December 31, 2008	$762.0	$0.4	$(9.6)	$3,091.4	$3,844.2
Allocation of net income	42.8	0.3	--	(27.6)	15.5
Amortization of equity awards	1.2	--	--	--	1.2
Net cash proceeds from the issuance of common units	123.2	--	--	--	123.2
Common units repurchased from EPO and retired	(122.9)	--	--	--	(122.9)
Cash distributions to unitholders and general partner	(37.7)	(0.4)	--	--	(38.1)
Cash distributions to noncontrolling interest	--	--	--	(29.2)	(29.2)
Cash flow hedges	--	--	3.1	--	3.1
Cash contributions from noncontrolling interest	--	--	--	229.1	229.1
Other	(0.5)	--	--	3.1	2.6
Balance, June 30, 2009	$768.1	$0.3	$(6.5)	$3,266.8	$4,028.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Except unit-related amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnotes are stated in millions of dollars.

SIGNIFICANT RELATIONSHIPS REFERENCED IN THESE
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, references to “we,” “us,” “our,” or “Duncan Energy Partners” are intended to mean the business and operations of Duncan Energy Partners L.P. and its consolidated subsidiaries.  References to “DEP GP” mean DEP Holdings, LLC, which is our general partner.  References to “DEP OLP” mean DEP Operating Partnership, L.P., which is a wholly owned subsidiary of Duncan Energy Partners.  Duncan Energy Partners conducts substantially all of its business through DEP OLP and its consolidated subsidiaries.

References to “Enterprise Products Partners” mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.  Enterprise Products Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  References to “EPGP” mean Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners.  References to “EPO” mean Enterprise Products Operating LLC, which is a wholly owned subsidiary of Enterprise Products Partners.  Enterprise Products Partners conducts substantially all of its business through EPO and its consolidated subsidiaries.  EPO beneficially owns 100% of DEP GP and is a significant owner of our common units.  Enterprise Products Partners consolidates our financial statements with those of its own.

References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., a publicly traded Delaware limited partnership, the units of which are listed on the NYSE under the ticker symbol “EPE.”  Enterprise GP Holdings owns EPGP.  The general partner of Enterprise GP Holdings is EPE Holdings, LLC (“EPE Holdings”), which is a wholly owned subsidiary of Dan Duncan LLC.  The membership interests of Dan Duncan LLC are owned of record by a voting trust formed on April 26, 2006, pursuant to the Dan Duncan LLC Voting Trust Agreement dated April 26, 2006 (the “DD LLC Voting Trust Agreement”), among Dan Duncan LLC and Dan L. Duncan (as the record owner of all of the membership interests of Dan Duncan LLC immediately prior to the entering into of the DD LLC Voting Trust Agreement and as the initial sole voting trustee).

Immediately upon Mr. Duncan’s death on March 29, 2010, voting and dispositive control of all of the membership interests of Dan Duncan LLC was transferred pursuant to the DD LLC Voting Trust Agreement to three voting trustees.  The current voting trustees under the DD LLC Voting Trust Agreement (the “DD LLC Trustees”) are: (i) Randa Duncan Williams, Mr. Duncan’s oldest daughter, who is also a director of EPE Holdings; (ii) Dr. Ralph S. Cunningham, who is currently the President and Chief Executive Officer (“CEO”) of EPE Holdings; and (iii) Richard H. Bachmann, who is currently an Executive Vice President, the Chief Legal Officer and Secretary of EPGP and one of three managers of Dan Duncan LLC.  Dr. Cunningham and Mr. Bachmann are also currently directors of EPE Holdings.

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

The DD LLC Trustees are required to treat for all purposes whatsoever the member party to the DD LLC Voting Trust Agreement as the beneficial owner of the membership interests of Dan Duncan LLC.  The estate of Mr. Duncan became the sole member party to the DD LLC Voting Trust Agreement upon the death of Mr. Duncan on March 29, 2010.  However, the DD LLC Trustees collectively are the record owners of the Dan Duncan LLC membership interests and possess and are entitled to exercise all rights and powers of absolute ownership thereof and to vote, assent or consent with respect thereto and to take party in and consent to any corporate or members’ actions (except those actions, if any, to which the DD LLC Trustees may not legally consent) and subject to the provisions of the DD LLC Voting Trust Agreement, to receive dividends and distributions on the Dan Duncan LLC membership interests.  Except as otherwise provided in the DD LLC Voting Trust Agreement, all actions taken by the DD LLC Trustees are by majority vote.

The DD LLC Trustees serve in such capacity without compensation, but they are entitled to incur reasonable charges and expenses deemed necessary and proper for administering the DD LLC Voting Trust Agreement and to reimbursement and indemnification.

The DD LLC Voting Trust Agreement will terminate when (i) the descendants of Mr. Duncan, and entities directly or indirectly controlled by or held for the benefit of any such descendant, no longer own any capital stock of EPCO (as defined below); or (ii) upon such earlier date designated by the DD LLC Trustees by an instrument in writing delivered to the member party to the DD LLC Voting Trust Agreement.

On April 27, 2010, the independent co-executors for the estate of Mr. Duncan were appointed by the probate court.  The independent co-executors are Mr. Bachmann, Dr. Cunningham and Ms. Williams, who are the same persons as the current DD LLC Trustees and voting trustees under a separate voting trust agreement relating to a majority of EPCO’s outstanding shares with voting rights (as more fully described below).

References to “EPCO” mean Enterprise Products Company (formerly EPCO, Inc.) and its privately held affiliates.  Prior to Mr. Duncan’s death, we, Enterprise Products Partners, EPO, DEP GP, EPGP, Enterprise GP Holdings and EPE Holdings were affiliates under the common control of Mr. Duncan, since he was the controlling shareholder of EPCO and the controlling member of Dan Duncan LLC.  A majority of the outstanding voting capital stock of EPCO is owned of record by a voting trust formed on April 26, 2006, pursuant to the EPCO Inc. Voting Trust Agreement (the “EPCO Voting Trust Agreement”), among EPCO and Mr. Duncan (as the record owner of a majority of the outstanding voting capital stock of EPCO immediately prior to the entering into of the EPCO Voting Trust Agreement and as the initial sole voting trustee).

Immediately upon Mr. Duncan’s death, voting and dispositive control of such majority of the outstanding voting capital stock of EPCO was transferred pursuant to the EPCO Voting Trust Agreement to three voting trustees (the “EPCO Trustees”).  The current EPCO Trustees are: (i) Ms. Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as a Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President, CEO and Chief Legal Officer of EPCO.  Ms. Williams, Dr. Cunningham and Mr. Bachmann are also currently directors of EPCO.  The current EPCO Trustees are the same as the current DD LLC Trustees, which control Dan Duncan LLC.  The current EPCO Trustees are also the same persons as the individuals appointed on April 27, 2010 as the independent co-executors of the estate of Mr. Duncan.  At June 30, 2010, Dan Duncan LLC and EPCO beneficially owned approximately 18% and 57%, respectively, of the outstanding units representing limited partner interests of Enterprise GP Holdings.

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

References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”) and, effective May 26, 2010, Regency Energy Partners LP (“RGNC”).  Energy Transfer Equity is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETE.”  ETP is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETP.”  RGNC is a publicly traded Delaware limited partnership, the common units of which are traded on the NASDAQ stock market under the ticker symbol “RGNC.”  The general partner of Energy Transfer Equity is LE GP, LLC.

References to the “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”), EPE Unit III, L.P. (“EPE Unit III”), Enterprise Unit L.P. (“Enterprise Unit”) and EPCO Unit L.P. (“EPCO Unit”), collectively, all of which are privately held affiliates of EPCO.

Note 1.  Partnership Operations and Basis of Presentation

General

We are a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.”  We provide midstream energy services to producers and consumers of natural gas, natural gas liquids (“NGLs”), refined products and petrochemicals.  Our assets, located primarily in Texas and Louisiana, include: 11,000 miles of natural gas, NGL and petrochemical pipelines; two NGL fractionation facilities; approximately 18 million barrels (“MMBbls”) of leased NGL storage capacity; 8.1 billion cubic feet (“Bcf”) of leased natural gas storage capacity; and 34 underground salt dome caverns with over 100 MMBbls of NGL storage capacity.

Our midstream energy operations include: natural gas transportation, gathering, marketing and storage; NGL transportation, fractionation and marketing; NGL and petrochemical products storage; and transportation of petrochemical products.  We have three reportable business segments: (i) NGL Pipelines & Services; (ii) Natural Gas Pipelines & Services; and (iii) Petrochemical Services.  Our business segments reflect the manner in which these businesses are managed and reviewed by the CEO of our general partner.  See Note 12 for additional information regarding our business segments.

We are owned 99.3% by our limited partners and 0.7% by our general partner, DEP GP.  At June 30, 2010, EPO owned approximately 58.5% of Duncan Energy Partners’ limited partner interests and 100% of DEP GP.  DEP GP is responsible for managing the business and operations of Duncan Energy Partners. We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to an administrative services agreement (or “ASA”) or by other service providers.  See Note 13 for information regarding the EPCO ASA and related party matters.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results expected for the full year.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These Unaudited Condensed Consolidated Financial Statements and the Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report for the year ended December 31, 2009, as initially filed on Form 10-K on March 1, 2010, and as amended on Form 10-K/A on May 21, 2010 (“2009 Form 10-K/A”) (Commission File No. 1-33266).

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

The following is a brief description of the assets and operations of the DEP I Midstream Businesses:

▪
Mont Belvieu Caverns owns 34 underground salt dome storage caverns located in Mont Belvieu, Texas, having an NGL and related product storage capacity of approximately 100 MMBbls, and a brine system with approximately 20 MMBbls of above ground storage capacity and related brine production wells.

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

DEP II Drop Down

On December 8, 2008, EPO contributed to us the following controlling equity interests in a second drop down transaction: (i) a 66% voting general partner interest in Enterprise GC, (ii) a 51% voting general partner interest in Enterprise Intrastate and (iii) a 51% voting membership interest in Enterprise Texas.  The following is a brief description of the assets and operations of the DEP II Midstream Businesses:

▪
Enterprise GC operates and owns: (i) two NGL fractionation facilities, the Shoup and Armstrong facilities, located in south Texas; (ii) a 1,020-mile NGL pipeline system located in south Texas; and (iii) 1,108 miles of natural gas gathering pipelines located in south and west Texas.  Enterprise GC’s natural gas gathering pipelines include: (i) the 258-mile Big Thicket Gathering System

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

located in southeast Texas; (ii) the 660-mile Waha system located in the Permian Basin of west Texas; and (iii) the 190-mile TPC Offshore gathering system located in south Texas.

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

See “DEP II Midstream Businesses – Parent” under Note 11 and “Significant Relationships and Agreements with EPO – Company and Limited Partnership Agreements – DEP II Midstream Businesses” under Note 13 for additional information regarding the DEP II Midstream Businesses.

To the extent that the DEP II Midstream Businesses collectively generate cash sufficient to pay distributions to EPO and us, such cash will be distributed first to us (based on an initial defined investment of $730.0 million) and then to EPO in amounts sufficient to generate an aggregate annualized return on their respective investments.  From December 8, 2008 through December 31, 2009, the annualized return was 11.85%.  Effective January 1, 2010, the annualized return increased by 2.0% to 12.087%.  Distributions in excess of these amounts will be distributed 98% to EPO and 2% to us.  Income and loss of the DEP II Midstream Businesses are first allocated to EPO and us based on each entity’s percentage interest of 77.4% and 22.6%, respectively, and then in a manner that in part follows the cash distributions.

See Note 11 for detailed information regarding EPO’s noncontrolling interest in the DEP I and DEP II Midstream Businesses.

Note 2.  General Accounting Matters

Estimates

Preparing our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts presented in the financial statements (e.g., assets, liabilities, revenue and expenses) and disclosures regarding contingent assets and liabilities.  Our actual results could differ from these estimates.  On an ongoing basis, management reviews its estimates based on currently available information.  Any future changes in facts and circumstances may require updated estimates, which, in turn, could have a significant impact on our financial statements.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the estimated fair values of our financial instruments at the dates indicated:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
Financial Instruments	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$21.3	$21.3	$3.9	$3.9
Accounts receivable	132.2	132.2	142.0	142.0
Financial liabilities:
Accounts payable and accrued expenses	197.1	197.1	145.5	145.5
Other current liabilities (excluding derivative instruments)	14.1	14.1	13.3	13.3
Variable-rate revolving credit facility	255.0	255.0	175.0	175.0
Variable-rate term loan	282.3	282.3	282.3	282.3

Recent Accounting Developments

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”).  IFRS consist of accounting standards published by the International Accounting Standards Board (“IASB”), which is based in London, England.  In February 2010, the SEC expressed its continuing support for a single set of high-quality globally accepted accounting standards and established a general work plan that sets forth areas and factors the SEC will consider before requiring domestic public companies to transition to IFRS.  Currently, the Financial Accounting Standards Board (or “FASB,” based in Norwalk, Connecticut) and the IASB are working both individually and jointly on a number of accounting standard convergence projects that, if finalized in 2011, would bring about a significant shift in the accounting and financial reporting landscape.  These projects include a broad range of topics such as financial statement presentation, accounting for leases, revenue recognition, financial instruments, consolidations and fair value measurements.

The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS with the expectation that any decision to adopt IFRS would allow U.S. issuers four to five years to transition from current U.S. GAAP.  We continue to monitor developments in the potential implementation of IFRS and the ongoing convergence projects of the FASB and IASB.  We will evaluate the impact that any definitive accounting guidance may have on our financial statements once this information is finalized by the appropriate standard setting organizations, including the SEC.

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes the expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Restricted unit awards (1)	$1.0	$0.5	$1.6	$0.8
Unit option awards (1)	*	0.1	0.1	0.1
Profits interests awards (1)	0.2	0.2	0.3	0.3
Total compensation expense	$1.2	$0.8	$2.0	$1.2

(1) Accounted for as equity-classified awards. The fair value of an equity-classified award is amortized to earnings over the requisite service or vesting period. * Amount is negligible.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We are charged amounts associated with EPCO’s long-term incentive plans, including the Duncan Energy Partners L.P. Long-Term Incentive Plan (the “2010 Plan”), and other long-term incentive arrangements.  The expense we recognize in connection with equity-classified awards includes amounts associated with the following plans and arrangements of EPCO: (i) the Enterprise Products 1998 Long-Term Incentive Plan; (ii) the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan; and (iii) profits interests awards associated with the Employee Partnerships.

With the exception of certain amounts recorded in connection with EPCO Unit (one of the Employee Partnerships), we are not responsible for reimbursing EPCO for any of the costs associated with equity awards.  Beginning in February 2009, the ASA was amended to provide that we and other affiliates of EPCO will reimburse EPCO for our allocated share of distributions of cash or securities made to the Class B limited partners of EPCO Unit.

The 2010 Plan provides for awards of options to purchase common units, restricted common units, unit appreciation rights, phantom units and distribution equivalent rights to employees, directors or consultants providing services to us and our subsidiaries.

Summary of Long-Term Incentive Awards

The following information is being provided regarding the 2010 Plan and EPCO’s other long-term incentive awards under which we have received or may receive an allocation of expense.  EPCO has certain plans under which liability-classified awards may be issued.  As of June 30, 2010, we have not been allocated any costs of liability-classified awards and therefore have not included any discussion of such plans in these disclosures.  EPCO may create additional long-term incentive plans in the future that may result in us receiving an allocation of expense based on services rendered to us by the recipients of such awards.  Unless noted otherwise, the following information is presented on a gross basis (i.e., in total to EPCO and its affiliates) with respect to the type of award granted.  To the extent applicable, we have noted our estimated share of unrecognized compensation costs of such awards and the weighted-average period of time over which we expect to recognize such expense.

Restricted Unit Awards

Restricted unit awards allow recipients to acquire (at no cost to the recipient apart from service or other conditions) limited partner units once a defined vesting period expires, subject to customary forfeiture provisions.  Restricted unit awards may be denominated in our common units or those of Enterprise Products Partners L.P. depending on the issuer of the award.  Restricted unit awards issued prior to 2010 cliff vest generally four years from the date of grant.  Beginning with awards issued in 2010, restricted unit awards are subject to graded vesting provisions in which one-fourth of each award vests on the first, second, third and fourth anniversaries of the date of grant.  As used in the context of EPCO’s long-term incentive plans, the term “restricted unit” represents a time-vested unit.  Such awards are non-vested until the required service period expires.

The fair value of a restricted unit award is based on the market price per unit of the underlying security on the date of grant.  Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, over the requisite service or vesting period.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding restricted unit awards for the period indicated:
		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Enterprise Products Partners L.P. restricted unit awards
Restricted units at December 31, 2009	2,720,882	$27.70
Granted (2,3)	1,332,875	$32.26
Vested (3)	(322,228)	$25.12
Forfeited	(93,148)	$29.51
Restricted units at June 30, 2010	3,638,381	$29.69

Duncan Energy Partners L.P. restricted unit awards
Restricted units at December 31, 2009	--
Granted (3,4)	6,348	$25.26
Vested (3)	(6,348)	$25.26
Restricted units at June 30, 2010	--

(1)   Determined by dividing the aggregate grant date fair value of awards before an allowance for forfeitures by the number of awards issued.
(2)   Aggregate grant date fair value of restricted unit awards denominated in Enterprise Products Partners’ common units was $43.0 million based on grant date market prices of Enterprise Products Partners’ common units ranging from $32.00 to $32.27 per unit. Estimated forfeiture rates ranging between 4.6% and 17% were applied to these awards.
(3)   Includes awards granted to the independent directors of the boards of directors of EPGP and DEP GP as part of their annual compensation in for 2010. A total of 6,960 and 6,348 restricted unit awards were issued in February 2010 to the independent directors of EPGP and DEP GP, respectively, that immediately vested upon issuance.
(4)   Aggregate grant date fair value of restricted unit awards denominated in our common units was $0.2 million based on a grant date market price of our common units of $25.26 per unit.

In the aggregate, unrecognized compensation cost of restricted unit awards was $59.6 million at June 30, 2010, of which our allocated share of the cost is currently estimated to be $6.3 million.  We expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.1 years.

Unit Option Awards

The 2010 Plan and EPCO’s other long-term incentive plans provide for the issuance of non-qualified incentive options.  These option awards may be denominated in our common units or those of Enterprise Products Partners depending on the issuer of the award.  When issued, the exercise price of each option award may be no less than the market price of the underlying security on the date of grant.  In general, option awards have a vesting period of four years from the date of grant.  If option awards are not exercised, these awards generally expire between five and ten years after the date of grant.  There were no options granted under our 2010 Plan during the six months ended June 30, 2010.

The fair value of each unit option is estimated on the date of grant using a Black-Scholes option pricing model, which incorporates various assumptions including expected life of the option, risk-free interest rates, expected distribution yield of the underlying security, and expected unit price volatility.  Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, over the vesting period.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents unit option activity under EPCO’s plans for the period indicated.  As of June 30, 2010, only Enterprise Products Partners has issued and outstanding unit option awards.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	Units	(dollars/unit)	Term (in years)	Value (1)
EPCO Plans outstanding unit options
Outstanding at December 31, 2009	3,825,920	$26.52
Granted (2)	785,000	$32.26
Exercised	(222,500)	$24.60
Outstanding at June 30, 2010	4,388,420	$27.65	4.3	$6.5
Options exercisable at June 30, 2010	635,000	$25.11	5.3	$6.5

(1)   Aggregate intrinsic value reflects fully vested unit options at the date indicated.
(2)   Aggregate grant date fair value of these unit options was $2.3 million based on the following assumptions: (i) a weighted-average grant date market price of Enterprise Products Partners’ common units of $32.26 per unit; (ii) weighted-average expected life of options of 4.9 years; (iii) weighted-average risk-free interest rate of 2.5%; (iv) weighted-average expected distribution yield on Enterprise Products Partners’ common units of 6.9%; and (v) weighted-average expected unit price volatility on Enterprise Products Partners’ common units of 23.3%. An estimated forfeiture rate of 17% was applied to awards granted during 2010.

In the aggregate, unrecognized compensation cost of unit option awards was $9.1 million at June 30, 2010, of which our allocated share of the cost is currently estimated to be $0.6 million.  We expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.7 years.

Profits Interests Awards

As long-term incentive arrangements, EPCO granted its key employees who perform services on behalf of us, EPCO and other affiliated companies, “profits interests” in the Employee Partnerships, all of which are privately held affiliates of EPCO.  Profits interests awards entitle each holder to participate in the expected long-term appreciation in value of the equity securities owned by each Employee Partnership.  The Employee Partnerships own either units of Enterprise GP Holdings or common units of Enterprise Products Partners or a combination of both.  The profits interests awards are subject to customary forfeiture provisions.

Our reimbursements to EPCO in connection with EPCO Unit were nominal for the three and six months ended June 30, 2010 and 2009.

In August 2010, the Employee Partnerships were liquidated.  We expect to recognize approximately $3 million of expense during the third quarter of 2010 in connection with these liquidations of which approximately $1 million will be attributed to noncontrolling interest.  Of the total expense amount, we estimate that approximately $2 million will be non-cash.

Note 4.  Derivative Instruments, Hedging Activities and Fair Value Measurements

In the course of our normal business operations, we are exposed to certain risks, including changes in interest rates and commodity prices.  In order to manage risks associated with certain identifiable and anticipated transactions, we use derivative instruments.  Derivatives are instruments whose fair value is determined by changes in a specified benchmark such as interest rates or commodity prices.  Fair value is generally defined as the amount at which a derivative instrument could be exchanged in a current transaction between willing parties, not in a forced sale.  Typical derivative instruments include physical forward agreements, futures contracts, floating-to-fixed swaps, basis swaps and options contracts.  Substantially all of our derivatives are used for non-trading activities.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We are required to recognize derivative instruments at fair value as either assets or liabilities on the balance sheet.  While all derivatives are required to be reported at fair value on the balance sheet, changes in fair value of the derivative instruments are reported in different ways, depending on the nature and effectiveness of the hedging activities to which they relate.  After meeting specified conditions, a qualified derivative may be specifically designated as a total or partial hedge of:

▪
Changes in the fair value of a recognized asset or liability, or an unrecognized firm commitment - In a fair value hedge, gains and losses for both the derivative instrument and the hedged item are recognized in income during the period of change.

▪
Variable cash flows of a forecasted transaction - In a cash flow hedge, the effective portion of the hedge is reported in other comprehensive income (loss) and is reclassified into earnings when the forecasted transaction affects earnings.

An effective hedge relationship is one in which the change in fair value of a derivative instrument can be expected to offset 80% to 125% of the changes in fair value of a hedged item at inception and throughout the life of the hedging relationship.  The effective portion of a hedge relationship is the amount by which the derivative instrument exactly offsets the change in fair value of the hedged item during the reporting period.  Conversely, ineffectiveness represents the change in the fair value of the derivative instrument that does not exactly offset the change in the fair value of the hedged item.  Any ineffectiveness associated with a hedge relationship is recognized in earnings immediately.  Ineffectiveness can be caused by, among other things, changes in the timing of forecasted transactions or a mismatch of terms between the derivative instrument and the hedged item.

A contract designated as a cash flow hedge of an anticipated transaction that is probable of not occurring is immediately recognized in earnings.

Certain of our derivative instruments do not qualify for hedge accounting treatment; therefore, they are accounted for using mark-to-market accounting.

Interest Rate Derivative Instruments

We utilize interest rate swaps to manage our exposure to changes in the interest rates charged on borrowings under our $300.0 million unsecured revolving credit facility (the “Revolving Credit Facility”).  This strategy is a component in controlling our cost of capital associated with such borrowings.

The following table summarizes our interest rate derivative instruments outstanding at June 30, 2010:

	Number and Type of	Notional	Length of	Rate	Accounting
Hedged Transaction	Derivatives Employed	Amount	Hedge	Swap	Treatment
Revolving Credit Facility:
Variable-rate borrowings	3 floating-to-fixed swaps	$175.0	9/07 to 9/10	0.5% to 4.6%	Cash flow hedge

Interest rate swaps exchange the stated interest rate paid on a notional amount of debt for a fixed or floating interest rate stipulated in the derivative instrument.  Our interest rate swaps resulted in an increase in interest expense of $1.9 million and $1.5 million, respectively, for the three months ended June 30, 2010 and 2009 and increases of $3.8 million and $2.9 million, respectively, for the six months ended June 30, 2010 and 2009.

Commodity Derivative Instruments

The price of natural gas is subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage the price risk associated with certain exposures, we enter into commodity derivative instruments such as

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

physical forward agreements, futures contracts, fixed-for-float swaps and basis swaps.  The following table summarizes our commodity derivative instruments outstanding at June 30, 2010:

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment

Derivatives designated as hedging instruments:
Acadian Gas:
Forecasted sales of natural gas (2)	0.4 Bcf	n/a	Cash flow hedge

Derivatives not designated as hedging instruments:
Acadian Gas:
Natural gas risk management activities (3)	0.5 Bcf	n/a	Mark-to-market

(1)   Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)   Reflects the use of derivative instruments to manage risks associated with anticipated future sales of natural gas.
(3)   Reflects the use of derivative instruments to manage risks associated with natural gas transportation, processing and storage assets.

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

Credit-Risk Related Contingent Features in Derivative Instruments

Commodity derivative instruments can include provisions related to minimum credit ratings and/or adequate assurance clauses.  At June 30, 2010, we did not have any commodity derivative instruments in a net liability position.  The potential for derivatives with contingent features to enter a net liability position may change in the future as commodity positions and prices fluctuate.

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
   Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate derivatives	Other current assets	$--	Other current assets	$--	Other current liabilities	$1.8	Other current liabilities	$5.5

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$0.1	Other current assets	$0.1	Other current liabilities	$0.1	Other current liabilities	$0.1

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Comprehensive Income and Consolidated Operations for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2010		2009	2010	2009
Interest rate derivatives		$0.1	$(0.5)	$(0.1)	$0.2
Commodity derivatives		(0.1)	--	(0.1)	--
Total	$	*	$(0.5)	$(0.2)	$0.2

* Amount is negligible.

Derivatives in Cash Flow Hedging Relationships	Location of Loss Reclassified from Accumulated Other Comprehensive Income/Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income/Loss to Income (Effective Portion)
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2010	2009	2010	2009
Interest rate derivatives	Interest expense	$(1.9)	$(1.5)	$(3.8)	$(2.9)

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Ineffective Portion of Derivative	Amount of Gain (Loss) Recognized in Income on Ineffective Portion of Derivative
		For the Three Months				For the Six Months
		Ended June 30,				Ended June 30,
		2010		2009		2010		2009
Interest rate derivatives	Interest expense	$	*	$	*	$	*	$	*

* Amount is negligible.

Over the next twelve months, we expect to reclassify $1.8 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  We also expect to reclassify $0.1 million of losses attributable to our commodity derivative instruments from accumulated other comprehensive loss to earnings as a decrease to revenues.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated		Gain/(Loss) Recognized in
as Hedging Instruments	Location	Income on Derivative
		For the Three Months			For the Six Months
		Ended June 30,			Ended June 30,
		2010	2009		2010	2009
Commodity derivatives	Revenue	$(0.3)	$	*	$(0.3)	$(0.2)

* Amount is negligible.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A three-tier hierarchy has been established that classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.  The characteristics of fair value amounts classified within each level of the hierarchy are described as follows:

▪
Level 1 fair values are based on quoted prices, which are available in active markets for identical assets or liabilities as of the measurement date.  Active markets are defined as those in which transactions for identical assets or liabilities occur with sufficient frequency so as to provide pricing information on an ongoing basis (e.g., the New York Mercantile Exchange).  Our Level 1 fair values primarily consist of financial assets and liabilities such as exchange-traded commodity derivative instruments.

▪
Level 2 fair values are based on pricing inputs other than quoted prices in active markets (as reflected in Level 1 fair values) and are either directly or indirectly observable as of the measurement date.  Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies.  Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, the time value of money, volatility factors, current market and contractual prices for the underlying instruments and other relevant economic measures.  Substantially all of these assumptions are (i) observable in the marketplace throughout the full term of the instrument, (ii) can be derived from observable data or (iii) are validated by inputs other than quoted prices (e.g., interest rate and yield curves at commonly quoted intervals).  Our commodity derivative instruments can consist of instruments such as forwards, swaps and other instruments transacted on an exchange or over-the-counter.  The fair values of these derivatives are based on observable price quotes for similar products and locations. Our Level 2 fair values primarily consist of interest rate swaps.  The fair value of our interest rate derivatives are determined using appropriate financial models that incorporate the implied forward London Interbank Offered Rate (“LIBOR”) yield curve for the same period as the future interest swap settlements.

▪
Level 3 fair values are based on unobservable inputs.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Unobservable inputs reflect our ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk).  Unobservable inputs are based on the best information available to us in the circumstances, which might include our internally developed data.  Level 3 inputs are typically used in connection with internally developed valuation methodologies where we make our best estimate of an instrument’s fair value.  Level 3 generally includes specialized or unique financial instruments that are tailored to meet a customer’s specific needs.  At June 30, 2010, we did not have any Level 3 financial assets or liabilities.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities at June 30, 2010.  These financial assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input that is significant to their respective fair value measurements.  Our assessment of the relative significance of such inputs requires judgment.  There were no significant transfers between Levels 1, 2 or 3 during the six months ended June 30, 2010.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	At June 30, 2010
	Level 1		Level 2		Total
Financial assets:
Commodity derivative instruments		$0.1	$	*	$0.1

Financial liabilities:
Commodity derivative instruments	$	*		$0.1	$0.1
Interest rate derivative instruments		--		1.8	1.8
Total derivative liabilities	$	*		$1.9	$1.9

* Amount is negligible.

Nonfinancial Assets and Liabilities

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  The following table presents the estimated fair value of certain assets carried on our Unaudited Condensed Consolidated Balance Sheets by caption for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2010:

	Level 3	Impairment Charges
Property, plant and equipment	$--	$1.5

Using appropriate valuation techniques, we adjusted the carrying value of certain of our Natural Gas Pipelines and Services business segment assets when we recorded a non-cash asset impairment charge of $1.1 million due to the cancellation of a compressor station project on our Texas Intrastate System.  In addition, we adjusted the carrying value of certain pipeline segments of the TPC Offshore gathering system to fair value during the six months ended June 30, 2010.  Anticipated abandonment activities related to a portion of this system led to a non-cash impairment charge of $0.4 million.  These impairment charges are reflected in operating costs and expenses for the six months ended June 30, 2010.

Note 5.  Inventories

Our inventory amounts were as follows at the dates indicated:

	June 30,	December 31,
	2010	2009
Working inventory (1)	$7.3	$4.4
Forward sales inventory (2)	5.7	6.1
Total inventory	$13.0	$10.5

(1)   Working inventory is comprised of inventories of natural gas that are used in the provision for services.
(2)   Forward sales inventory consists of identified natural gas volumes dedicated to the fulfillment of forward sales contracts.

Working inventory includes natural gas volumes held for operational system balancing on the Texas Intrastate System.  These natural gas inventories fluctuate as a result of imbalances with shippers and are valued based on a twelve-month rolling average of posted industry prices.  When such volumes are delivered out of inventory, the average cost of these volumes is charged against our accrued gas imbalance payables.  At June 30, 2010 and December 31, 2009, the value of natural gas held in inventory for operational system balancing was $3.9 million and $2.8 million, respectively.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our cost of sales and lower of cost or market (“LCM”) adjustments for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Cost of sales (1)	$136.9	$108.2	$299.7	$247.3
LCM adjustments	*	--	*	*
(1)   Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations. Period-to-period fluctuations in these amounts are primarily due to changes in natural gas prices.
*      We recognized nominal LCM adjustments during the periods presented.

Note 6.  Property, Plant and Equipment

Our property, plant and equipment values and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful	June 30,	December 31,
	Life in Years	2010	2009
Plant and pipelines (1)	3-45 (4)	$4,905.9	$4,767.0
Underground storage wells and related assets (2)	5-35 (5)	446.7	432.5
Transportation equipment (3)	3-10	12.1	11.3
Land		33.9	27.8
Construction in progress		445.1	233.6
Total		5,843.7	5,472.2
Less: accumulated depreciation		1,016.2	922.6
Property, plant and equipment, net		$4,827.5	$4,549.6

(1)   Plants and pipelines include natural gas, NGL and petrochemical pipelines, NGL fractionation plants, office furniture and equipment, buildings and related assets.
(2)   Underground storage facilities include underground product storage caverns and related assets such as pipes and compressors.
(3)   Transportation equipment includes vehicles and similar assets used in our operations.
(4)   In general, the estimated useful lives of major components of this category are as follows: pipelines, 18-45 years (with some equipment at 5 years); office furniture and equipment, 3-20 years; buildings 20-35 years; and fractionation facilities, 28 years.
(5)   In general, the estimated useful life of this category is 20-35 years (with some components at 5 years).

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Depreciation expense (1)	$48.3	$43.4	$93.9	$85.7
Capitalized interest (2)	0.2	0.1	0.3	0.2
(1)   Depreciation expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
(2)   Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.

Haynesville Extension

We have elected to participate in the announced expansion (the “Haynesville Extension”) of the Acadian Gas System, which will extend our Louisiana intrastate natural gas pipeline system into northwest Louisiana and the Haynesville Shale production area.  This expansion project is expected to be completed during the third quarter of 2011.  The total expected cost of the Haynesville Extension is approximately $1.55 billion (including capitalized interest).  Our construction in progress amounts at June 30, 2010 include $191.3 million of capital expenditures related to this project.  Based on the current spending forecast for this project, we expect that consolidated capital spending for the Haynesville Extension will

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

approximate $467.0 million for the remainder of 2010.  The majority of this additional spending is expected during the fourth quarter of 2010.

Our 66% share of the total expected cost of the Haynesville Extension is estimated at $1.02 billion.  We expect that our 66% share of the capital spending for this project for the remainder of 2010 will approximate $308 million.  For information regarding the funding of the Haynesville Extension, see “Significant Relationships and Agreements with EPO – Amended Acadian LLC Agreement” under Note 13.

Asset Retirement Obligations

We record asset retirement obligations (“AROs”) related to legal requirements to perform retirement activities as specified in contractual arrangements and/or governmental regulations.  In general, our AROs primarily result from (i) right-of-way agreements associated with our pipeline operations, (ii) leases of plant sites and (iii) regulatory requirements triggered by the abandonment or retirement of certain facilities.  In addition, our AROs may result from the renovation or demolition of certain assets containing hazardous substances such as asbestos.

The following table presents information regarding our AROs since December 31, 2009:

ARO liability balance, December 31, 2009	$10.4
Liabilities settled during the period	(2.7)
Accretion expense	0.4
Revisions in estimated cash flows	1.1
ARO liability balance, June 30, 2010	$9.2

Net property, plant and equipment at June 30, 2010 and December 31, 2009 includes $3.5 million and $5.5 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived assets.  The following table presents forecasted accretion expense associated with our AROs for the years presented:

2010 (1)	2011	2012	2013	2014
$ 0.3	$ 0.6	$ 0.6	$ 0.7	$ 0.8
(1) Amount represents the estimate for the remainder of 2010.

Note 7.  Investment in Evangeline

Acadian Gas, through a wholly owned subsidiary, owns a collective 49.51% equity interest in Evangeline, which consists of a 45% direct ownership interest in EGP and a 45.05% direct interest in EGC.  EGC also owns a 10% direct interest in EGP.  Third parties own the remaining equity interests in EGP and EGC.  Acadian Gas does not have a controlling interest in the Evangeline entities, but does exercise significant influence over Evangeline’s operating policies.  Acadian Gas accounts for its investment in Evangeline using the equity method.  Our investment in Evangeline is classified within our Natural Gas Pipelines & Services business segment.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

weighted-average cost of natural gas each month (subject to certain market index price ceilings and incentive margins) plus a predetermined margin, creating an essentially fixed monthly net sales margin.

In 1991, Evangeline entered into an agreement with Entergy whereby Entergy was granted the right to acquire Evangeline’s pipeline system for a nominal price, plus the assumption of all of Evangeline’s obligations under the natural gas sales contract.  The option period began on July 1, 2010 and terminates on December 31, 2012.  While Entergy has expressed an interest in exercising this purchase option, we cannot ascertain when, or if, it will be exercised.  This uncertainty results from various factors, including decisions by Entergy’s management and regulatory approvals that may be required for Entergy to acquire Evangeline’s assets.

We have received no distributions from Evangeline since we acquired our interest in Evangeline in April 2001.  The trust indenture governing Evangeline’s senior notes places restrictions on the payment of distributions to Evangeline’s partners.  Evangeline is permitted to pay distributions if, after giving effect to the distribution, no default or event of default has occurred and is continuing, funds held in its restricted cash account equals or exceeds its debt service requirement and the holders of the senior notes are cash secured.  Our share of undistributed earnings of Evangeline totaled approximately $3.9 million at June 30, 2010.  See Note 9 for a description of Evangeline’s outstanding debt obligations.

The following table presents unaudited summarized income statement (on a 100% basis) information of Evangeline for the periods indicated:

Summarized Income Statement Information for the Three Months Ended
	June 30, 2010			June 30, 2009
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Natural Gas Pipelines & Services	$51.1	$0.1	$ *	$42.2	$1.0	$0.6

* Amount is less than $0.1 million.

Summarized Income Statement Information for the Six Months Ended
	June 30, 2010			June 30, 2009
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Natural Gas Pipelines & Services	$90.8	$0.7	$0.5	$78.7	$1.7	$1.0

Note 8.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible asset balances by segment at the dates indicated:

	At June 30, 2010			At December 31, 2009
	Gross	Accum.	Carrying	Gross	Accum.	Carrying
	Value	Amort.	Value	Value	Amort.	Value
NGL Pipelines & Services:
Customer relationship intangibles	$24.6	$(9.9)	$14.7	$24.6	$(8.9)	$15.7
Contract-based intangibles	41.8	(27.2)	14.6	40.8	(24.7)	16.1
Natural Gas Pipelines & Services:
Customer relationship intangibles	21.0	(9.7)	11.3	21.0	(9.0)	12.0
Total all segments	$87.4	$(46.8)	$40.6	$86.4	$(42.6)	$43.8

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents amortization expense related to our intangible assets for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
NGL Pipelines & Services	$1.7	$1.8	$3.5	$3.6
Natural Gas Pipelines & Services	0.4	0.3	0.7	0.7
Total all segments	$2.1	$2.1	$4.2	$4.3

The following table presents our forecast of amortization expense associated with existing intangible assets for the years presented:

	For the Year Ended December 31,
	2010 (1)	2011	2012	2013	2014
NGL Pipelines & Services	$3.4	$6.5	$3.0	$1.7	$1.5
Natural Gas Pipelines & Services	0.6	1.2	1.1	1.0	0.9
Total segments	$4.0	$7.7	$4.1	$2.7	$2.4

(1) Amounts represent the estimate for the remainder of 2010.

In general, our intangible assets fall within two categories: customer relationships and contract-based intangible assets.  The values assigned to such intangible assets are amortized to earnings using either (i) a straight-line approach or (ii) other methods that closely resemble the pattern in which the economic benefits of associated resource bases are estimated to be consumed or otherwise used.

Customer relationship intangible assets.  Customer relationship intangible assets represent the estimated economic value assigned to certain relationships acquired in connection with our DEP I and DEP II drop down transactions whereby (i) we acquired information about or access to customers and (ii) the customers now have the ability to make direct contact with us.  Customer relationships may arise from contractual arrangements (such as supplier contracts and service contracts) and through means other than contracts, such as through regular contact by sales or service representatives.  At June 30, 2010, the carrying value of our customer relationship intangible assets was $26.0 million.

Contract-based intangible assets.  Contract-based intangible assets represent specific commercial rights arising from discrete contractual agreements which we acquired in connection with our DEP I and DEP II drop down transactions.  At June 30, 2010, the carrying value of our contract-based intangible assets was $14.6 million.

Goodwill

We had $4.9 million of goodwill associated with the DEP II Midstream Businesses recorded at June 30, 2010 and December 31, 2009.  Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  Goodwill is not amortized; however, it is subject to annual impairment testing at the beginning of each fiscal year.  The carrying value of our goodwill does not include any accumulated impairment charges.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Debt Obligations

Our consolidated debt obligations consisted of the following at the dates indicated:

	At June 30,	At December 31,
	2010	2009
Revolving Credit Facility, variable rate, due February 2011	$255.0	$175.0
Term Loan Agreement, variable rate, due December 2011 (1)	282.3	282.3
Total principal amount of debt obligations	537.3	457.3
Less: Current maturities of debt (2)	(255.0)	--
Total long-term debt	$282.3	$457.3

(1)   Refers to our $300.0 million standby term loan agreement which we entered into in April 2008. The commitments under the Term Loan Agreement were decreased to $282.3 million due to the bankruptcy of one of the lenders and we borrowed the full amount available to fund the cash consideration due to EPO in connection with the DEP II drop down in December 2008.
(2)   We plan to refinance our Revolving Credit Facility with a new or amended multi-year credit facility prior to February 2011.

There have been no changes in the terms of our Revolving Credit Facility and our Term Loan Agreement since those reported in our 2009 Form 10-K/A.

Loan Agreement with EPO

On June 1, 2010, we entered into a $200.0 million revolving loan agreement (the “Loan Agreement”) with EPO.  The Loan Agreement will terminate on the earlier of: (i) September 28, 2010; (ii) three business days after an event of default (as defined in the agreement); or (iii) upon full payment of the outstanding balance following three days notice given to EPO.  We may borrow up to $200 million (the “Commitment Amount”).  We are required to pay a fee on any unused portion of the Commitment Amount equal to the unused amount multiplied by 0.375% per annum.  For the three months ended June 30, 2010, we paid a fee of $0.1 million.  Borrowings under the Loan Agreement and repayments will be in minimum principal amounts of $25 million and in whole increments of $25 million in excess thereof.  Interest will accrue on outstanding borrowings at a floating rate equal to one-month LIBOR plus 2.50%.  The Loan Agreement contains customary representations, warranties, covenants and events of default, the occurrence of which would permit EPO to accelerate the maturity date of any amounts borrowed under the Loan Agreement.  There were no borrowings under the Loan Agreement at June 30, 2010.

As a result of our election to fund 66% of the Haynesville Extension pipeline project costs under the Amended Acadian LLC Agreement (see Note 13), we are evaluating several funding scenarios.  We believe, based on preliminary discussions with lenders, that the borrowing capacity under our existing $300 million Revolving Credit Facility could potentially be replaced with a new $900 million multi-year credit facility.  In the interim, until the completion of a new or amended credit facility, we entered into a $200 million revolving Loan Agreement with EPO.  Proceeds under the Loan Agreement will be used for costs incurred in connection with the Haynesville Extension and for general partnership purposes.

Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at June 30, 2010.

Information Regarding Variable Interest Rates Paid

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt obligations during the six months ended June 30, 2010.

	Range of	Weighted-average
	Interest Rates Paid	Interest Rates Paid
Revolving Credit Facility	0.80% to 1.11%	0.85%
Term Loan Agreement	0.93% to 1.05%	0.97%

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Evangeline Joint Venture Debt Obligation

At June 30, 2010, Evangeline’s debt consisted of $3.2 million of 9.9% fixed rate senior notes due December 2010 and a $7.5 million subordinated note payable due on the 90th day following the final payment of the senior notes.  Evangeline was in compliance with its debt covenants at June 30, 2010.  There have been no changes in the terms of Evangeline’s debt agreements since those reported in our 2009 Form 10-K/A.  At June 30, 2010 and December 31, 2009, the amount of accrued but unpaid interest on the subordinated note payable was approximately $2.7 and $10.2 million, respectively.

Note 10.  Equity and Distributions

Our common units represent limited partner interests, which give holders thereof the right to participate in cash distributions and to exercise the other rights or privileges available to them under our Amended and Restated Agreement of Limited Partnership (as amended from time to time, the “Partnership Agreement”).

In accordance with the Partnership Agreement, capital accounts are maintained for our general partner and our limited partners.  The capital account provisions of the Partnership Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the GAAP-based equity amounts presented in our consolidated financial statements.  Earnings and cash distributions are allocated to holders of our common units in accordance with their respective ownership interests.

Class B Units

In December 2008, we issued 37,333,887 Class B units, which were used along with proceeds borrowed under the Term Loan Agreement to acquire the DEP II Midstream Businesses.  In February 2009, the Class B units were converted on a one-to-one basis into common units and received a pro-rated cash distribution of $0.1115 per unit for the distribution that Duncan Energy Partners paid with respect to the fourth quarter of 2008, which represented the regular quarterly distribution pro-rated for the 24-day period from December 8, 2008, the closing date of the DEP II drop down transaction, to December 31, 2008.

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

In June 2009, we completed an offering of 8,000,000 common units under this universal shelf registration statement that generated net proceeds of approximately $123.2 million after underwriting discounts and other expenses.  In July 2009, the underwriters to this offering exercised their option to purchase an additional 943,400 common units, which generated approximately $14.5 million of additional net proceeds.  The total net proceeds from this offering, including the overallotment amount, were used to repurchase an equal number of our common units beneficially owned by EPO – 8,000,000 common units were repurchased in June 2009 and 943,400 common units were repurchased in July 2009.  The repurchased common units were subsequently cancelled.

We filed a registration statement with the SEC authorizing the issuance of up to an aggregate 2,000,000 common units in connection with a distribution reinvestment plan (“DRIP”).  The DRIP gives unitholders of record and beneficial owners of our common units the ability to increase the number of our common units they own through voluntarily reinvesting their quarterly cash distributions into the purchase of additional common units.  Plan participants may purchase our common units at a discount ranging from 0% to 5% (currently set at 5%), which will be set from time to time by us.  We issued 21,906 common units under the DRIP through June 30, 2010.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, we filed a registration statement with the SEC authorizing the issuance of up to an aggregate 1,000,000 common units in connection with an employee unit purchase plan and a long-term incentive plan.  These plans became effective on February 11, 2010.

The following table reflects the number of common units issued and the net cash proceeds received from our common unit offerings during the six months ended June 30, 2010:

	Net Cash Proceeds from Issuance of Common Units
	Number of	Contributed	Contributed by	Total
	Common Units	by Limited	General	Net Cash
	Issued	Partners	Partner	Proceeds

February DRIP	10,385	$0.2	$ *	$0.2
May DRIP	11,521	0.3	*	0.3
May EUPP	11,017	0.3	*	0.3
Total 2010	32,923	$0.8	$ *	$0.8

* Amount is negligible.

Net cash proceeds received from our common unit offerings were used for general partnership purposes.

Summary of Changes in Outstanding Units

The following table summarizes changes in the number of our limited partner units outstanding for the since December 31, 2009:

		Restricted
	Common	Common
	Units	Units
Balance, December 31, 2009	57,676,987	--
Common units issued in connection with DRIP and EUPP	32,923	--
Restricted units issued to independent directors under our 2010 Plan	--	6,348
Conversion of restricted units to common units	6,348	(6,348)
Balance, June 30, 2010	57,716,258	--

Distributions to Partners

Our partnership agreement requires us to distribute all of our available cash (as defined in our Partnership Agreement) to our partners on a quarterly basis.  Such distributions are not cumulative.  In addition, we do not have a legal obligation to pay distributions at our initial distribution rate or at any other rate.  Our general partner has no incentive distribution rights.  The following table presents our declared quarterly cash distribution rates per common unit since the first quarter of 2009 and the related record and distribution payment dates.  The quarterly cash distribution rates per common unit correspond to the fiscal quarters indicated.  Actual cash distributions are paid within 45 days after the end of such fiscal quarter.

	Cash Distribution History
	Per	Record	Payment
	Unit	Date	Date
2009
1st Quarter	0.4300	April 30, 2009	May 8, 2009
2nd Quarter	0.4350	July 31, 2009	August 7, 2009
3rd Quarter	0.4400	October 30, 2009	November 5, 2009
4th Quarter	0.4450	January 29, 2010	February 5, 2010
2010
1st Quarter	0.4475	April 30, 2010	May 6, 2010
2nd Quarter	0.4500	July 30, 2010	August 6, 2010

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) balance, which relates primarily to interest rate derivative instruments, reflects losses of $1.8 million and $5.4 million at June 30, 2010 and December 31, 2009, respectively.

Note 11.  Noncontrolling Interest

We account for EPO’s retained direct ownership interests in each of the DEP I and DEP II Midstream Businesses as a noncontrolling interest.  Under this method of presentation, all revenues and expenses of these businesses are included in our consolidated net income and EPO’s share (as Parent) of the earnings of these businesses is deducted from consolidated net income to derive net income attributable to Duncan Energy Partners L.P.  EPO’s direct ownership of the net assets of the DEP I and DEP II Midstream Businesses is presented as noncontrolling interest in subsidiaries (a component of equity) on our Unaudited Condensed Consolidated Balance Sheets.  See Note 1 for a general description of the DEP I and DEP II Midstream Businesses.

DEP I Midstream Businesses – Parent

The following table presents our calculation of “Net income (loss) attributable to noncontrolling interest – DEP I Midstream Businesses – Parent” for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Total net income of DEP I Midstream Businesses, after special allocations	$17.6	$17.2	$33.2	$30.0
Multiplied by Parent 34% interest in net income	x 34%	x 34%	x 34%	x 34%
Parent 34% interest in net income, after special allocations	5.9	5.9	11.2	10.3
Add (deduct) operational measurement gain (loss) allocated to Parent	3.5	(1.3)	4.4	(2.6)
Less depreciation expense related to fully funded projects allocated to Parent	(1.6)	(1.6)	(3.1)	(3.1)
Net income attributable to noncontrolling interest – DEP I Midstream Businesses – Parent	$7.8	$3.0	$12.5	$4.6

The DEP I Midstream Businesses allocate their net income (or loss) to EPO and us based on our respective sharing ratios, which are currently 34% for EPO and 66% for us.  In deriving the net income (or loss) of Mont Belvieu Caverns to be allocated between EPO and us, certain special allocations are required: (i) EPO is allocated all operational measurement gains and losses (see below) and (ii) EPO is allocated 100% of the depreciation expense related to capital projects that it has fully funded.

The following table provides a reconciliation of the amount presented as “Noncontrolling interest in subsidiaries – DEP I Midstream Businesses – Parent,” on our Unaudited Condensed Consolidated Balance Sheets at June 30, 2010:

December 31, 2009 balance	$487.3
Net income attributable to noncontrolling interest – DEP I Midstream Businesses – Parent	12.5
Contributions made by EPO to Mont Belvieu Caverns in connection with the Caverns LLC Agreement	13.1
Other contributions made by EPO to the DEP I Midstream Businesses, including those under the Amended Acadian LLC Agreement	47.6
Cash distributions paid to EPO by the DEP I Midstream Businesses	(13.9)
June 30, 2010 balance	$546.6

Cash distributions paid by the DEP I Midstream Businesses to EPO and us are in accordance with each owner’s respective sharing ratio.  Likewise, cash contributions made by EPO and us to the DEP I Midstream Businesses are in accordance with the previously noted sharing ratios.  However, special funding arrangements with respect to certain capital projects exist under the terms of the limited liability company agreement of Mont Belvieu Caverns (the “Caverns LLC Agreement”) and an Omnibus Agreement.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EPO made cash contributions of $13.1 million and $12.7 million under the Caverns LLC Agreement during the six months ended June 30, 2010 and 2009, respectively, to fund 100% of certain storage-related infrastructure projects sponsored by and for the benefit of EPO’s NGL marketing activities.  We elected to not participate in these projects.  Although Mont Belvieu Caverns owns the constructed assets, it is not expected to benefit economically from these specific capital improvements.  As a result, except for the depreciation expense adjustments noted previously, EPO is not expected to receive an increased allocation of earnings or cash flows from Mont Belvieu Caverns as a result of these contributed capital expenditures.  EPO’s NGL marketing activities receive economic benefit directly from these expansion projects via increased marketing revenues.  Additional contributions of approximately $8.4 million are expected from EPO to fund these specific projects for the remainder of 2010.

In accordance with the Caverns LLC Agreement, EPO is required each period to contribute cash to Mont Belvieu Caverns for net operational measurement losses and is entitled to receive distributions from Mont Belvieu Caverns for net operational measurement gains.  We continue to record operational measurement gains and losses associated with our Mont Belvieu storage complex.  Such amounts are included in operating costs and expenses and gross operating margin.  Gross operating margin is a non-GAAP financial measure (see Note 12).  These operational measurement gains and losses do not impact net income attributable to Duncan Energy Partners since they are allocated to EPO through noncontrolling interest.  We have not established a reserve for operational measurement losses on our balance sheet.

EPO made other cash contributions of $47.6 million and $2.3 million to the DEP I Midstream Businesses during the six months ended June 30, 2010 and 2009, respectively, primarily in connection with capital projects.  On June 1, 2010, we entered into a second amended and restated limited liability company agreement of Acadian Gas (the “Amended Acadian LLC Agreement”) with EPO.  Under the Amended Acadian LLC Agreement, we and EPO agreed to fund the construction of the Haynesville Extension in accordance with our respective sharing ratios in Acadian Gas (i.e., 66% for us and 34% for EPO).  EPO made cash contributions of $30.9 million to Acadian Gas in connection with the Amended Acadian LLC Agreement during the second quarter of 2010 that are included in the $47.6 million of year-to-date contributions presented above.  Based on the current spending forecast for the Haynesville Extension, we expect that EPO will make cash contributions of approximately $160 million to fund its share of this expansion project during the remainder of 2010.  For additional information regarding the Amended Acadian LLC Agreement, see “Significant Relationships and Agreements with EPO – Amended Acadian LLC Agreement” under Note 13.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The annualized return rate from December 8, 2008 through December 31, 2009 was 11.85%, and was determined by EPO and us based on our estimated weighted-average cost of capital at December 8, 2008, plus 1.0%.  The annualized return rate increases by 2.0% on January 1 of each year.  As a result, the annualized return rate for fiscal 2010 will be 12.087%.  If we participate in an expansion capital project involving the DEP II Midstream Businesses, we may request an incremental adjustment to the then-applicable annualized return rate to reflect our weighted-average cost of capital associated with such contribution.

The annualized return rate is applied to each party’s aggregate investment (or “Distribution Base”) in the DEP II Midstream Businesses.  To the extent that we and/or EPO make capital contributions to fund expansion capital projects involving the DEP II Midstream Businesses, the Distribution Base of the contributing member will be increased by that member’s capital contribution at the time such contribution is made.  At December 8, 2008 and June 30, 2010, our Distribution Base was $730.0 million.  EPO’s Distribution Base was $452.1 million and $970.1 million at December 8, 2008 and June 30, 2010, respectively.  The increase in EPO’s Distribution Base is the result of its funding 100% of the expansion capital projects of the DEP II Midstream Businesses since December 8, 2008.  We have not yet participated in the expansion capital project spending of the DEP II Midstream Businesses, although we may elect to invest in existing or future expansion projects at a later date.

Net income (or loss) of the DEP II Midstream Businesses is first allocated to us and EPO based on each entity’s Percentage Interest of 22.6% and 77.4%, respectively, and then in a manner that in part follows the cash distributions paid by (or contributions made to) each DEP II Midstream Business.  Under our income sharing arrangement with EPO, we are allocated additional income (in excess of our Percentage Interest) to the extent that the cash distributions we receive (or contributions made) exceed the amount we would have been entitled to receive (or required to fund) based solely on our Percentage Interest.  This additional earnings allocation to us reduces the amount of income allocated to EPO by an equal amount and may result in EPO being allocated a loss when we are allocated income.  Our participation in the expected future increase in cash flow from such projects after EPO receives its full Tier II distribution is limited (beyond our annualized return amount) to 2% of such upside, with EPO receiving 98% of the benefit.

The following table presents the allocation of net loss of the DEP II Midstream Businesses for the three months ended June 30, 2010:

		EPO	DEP
Total net loss of DEP II Midstream Businesses		$(3.6)	$(3.6)
Multiplied by each owner's Percentage Interest		77.4%	22.6%
Base earnings allocation to each owner		(2.8)	(0.8)
Additional earnings allocation to Duncan Energy Partners:
Total distributions paid by the DEP II Midstream Businesses with respect to period	$24.5
Multiplied by 22.6% Percentage Interest of Duncan Energy Partners	22.6%
Duncan Energy Partners’ Percentage Interest in the total cash distributions paid by the DEP II Midstream Businesses with respect to period	5.5
Less actual distributions paid to Duncan Energy Partners with respect to period based on annualized return for period	(22.0)	(16.5)	16.5
Net loss attributable to EPO as noncontrolling interest		$(19.3)
Net income attributable to Duncan Energy Partners			$15.7

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allocation of net loss of the DEP II Midstream Businesses for the three months ended June 30, 2009:

		EPO	DEP
Total net loss of DEP II Midstream Businesses		$(6.4)	$(6.4)
Multiplied by each owner's Percentage Interest		77.4%	22.6%
Base earnings allocation to each owner		(5.0)	(1.4)
Additional earnings allocation to Duncan Energy Partners:
Total distributions paid by the DEP II Midstream Businesses with respect to period	$21.6
Multiplied by 22.6% Percentage Interest of Duncan Energy Partners	22.6%
Duncan Energy Partners’ Percentage Interest in the total cash distributions paid by the DEP II Midstream Businesses with respect to period	4.9
Less actual distributions paid to Duncan Energy Partners with respect to period based on annualized return for period	(21.6)	(16.7)	16.7
Net loss attributable to EPO as noncontrolling interest		$(21.7)
Net income attributable to Duncan Energy Partners			$15.3

The following table presents the allocation of net income of the DEP II Midstream Businesses for the six months ended June 30, 2010:

		EPO	DEP
Total net income of DEP II Midstream Businesses		$0.8	$0.8
Multiplied by each owner's Percentage Interest		77.4%	22.6%
Base earnings allocation to each owner		0.6	0.2
Additional earnings allocation to Duncan Energy Partners:
Total distributions paid by the DEP II Midstream Businesses with respect to period	$62.0
Multiplied by 22.6% Percentage Interest of Duncan Energy Partners	22.6%
Duncan Energy Partners’ Percentage Interest in the total cash distributions paid by the DEP II Midstream Businesses with respect to period	14.0
Less actual distributions paid to Duncan Energy Partners with respect to period based on annualized return for period	(44.1)	(30.1)	30.1
Net loss attributable to EPO as noncontrolling interest		$(29.5)
Net income attributable to Duncan Energy Partners			$30.3

The following table presents the allocation of net loss of the DEP II Midstream Businesses for the six months ended June 30, 2009:

		EPO	DEP
Total net loss of DEP II Midstream Businesses		$(1.5)	$(1.5)
Multiplied by each owner's Percentage Interest		77.4%	22.6%
Base earnings allocation to each owner		(1.1)	(0.4)
Additional earnings allocation to Duncan Energy Partners:
Total distributions paid by the DEP II Midstream Businesses with respect to period	$54.2
Multiplied by 22.6% Percentage Interest of Duncan Energy Partners	22.6%
Duncan Energy Partners’ Percentage Interest in the total cash distributions paid by the DEP II Midstream Businesses with respect to period	12.2
Less actual distributions paid to Duncan Energy Partners with respect to period based on annualized return for period	(43.3)	(31.1)	31.1
Net loss attributable to EPO as noncontrolling interest		$(32.2)
Net income attributable to Duncan Energy Partners			$30.7

The DEP II Midstream Businesses distributed an aggregate of $24.5 million and $21.6 million for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, the DEP II Midstream Businesses distributed an aggregate of $62.0 and $54.2 million, respectively.  Of these amounts, EPO received $2.5 million and $13 thousand for the three months ended June 30, 2010 and 2009, respectively, and $17.9 million and $10.9 million for the six months ended June 30, 2010 and 2009, respectively.

The $22.0 million and $44.1 million received by us from the DEP II Midstream Businesses with respect to the three and six months ended June 30, 2010, respectively, represent approximately one-quarter

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and one-half, respectively, of the annualized return rate for 2010 of 12.087% multiplied by our Distribution Base of $730.0 million.  As a result, we received our expected Tier I distributions for the periods indicated.  Based on EPO’s Distribution Base, it was entitled to $29.3 million and $55.9 million of Tier II distributions for the three and six months ended June 30, 2010, respectively, of which it received $2.5 million and $17.9 million, respectively.  No Tier III distributions were paid by the DEP II Midstream Businesses with respect to the first six months of 2010.

The following table provides a reconciliation of the amount presented as “Noncontrolling interest in subsidiaries – DEP II Midstream Businesses – Parent,” on our Unaudited Condensed Consolidated Balance Sheets at June 30, 2010:

December 31, 2009 balance	$2,888.2
Allocated loss from DEP II Midstream Businesses to EPO as Parent	(29.5)
Contributions by EPO in connection with expansion cash calls	152.2
Distributions to noncontrolling interest of subsidiary operating cash flows	(26.4)
Other general contributions from noncontrolling interest, net	8.4
June 30, 2010 balance	$2,992.9

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

We define total segment gross operating margin as operating income before: (i) depreciation, amortization and accretion expenses; (ii) non-cash consolidated asset impairment charges; (iii) gains and losses from asset sales and related transactions and (iv) general and administrative costs.  Gross operating margin by segment is calculated by subtracting segment operating costs and expenses (net of the adjustments noted above) from segment revenues, with both segment totals before the elimination of any intercompany transactions.  In accordance with GAAP, intercompany accounts and transactions are eliminated in the preparation of our consolidated financial statements.  Gross operating margin is exclusive of other income and expense transactions, provision for income taxes, extraordinary charges and the cumulative effect of changes in accounting principles.  Gross operating margin is presented on a 100% basis before the allocation of earnings to noncontrolling interests.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows our measurement of total segment gross operating margin for the periods indicated:

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2010	2009	2010	2009
Revenues		$265.2	$226.7	$555.8	$483.5
Less:	Operating costs and expenses	(245.1)	(215.5)	(512.3)	(454.9)
Add:	Equity in income of Evangeline	--	0.3	0.2	0.5
	Depreciation, amortization and accretion in operating costs and expenses (1)	51.5	45.7	99.1	90.3
	Non-cash impairment charge	--	--	1.5	--
Less:	Gains from asset sales and related transactions in operating costs and expenses	(0.1)	(0.2)	(1.0)	(0.3)
Total segment gross operating margin		$71.5	$57.0	$143.3	$119.1

(1) Amount is a component of “Depreciation, amortization and accretion” as presented on our Unaudited Condensed Statements of Consolidated Cash Flows.

The following table presents a reconciliation of our non-GAAP total segment gross operating margin to GAAP operating income and income before provision for income taxes for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Total segment gross operating margin	$71.5	$57.0	$143.3	$119.1
Adjustments to reconcile total segment gross operating margin to operating income:
Depreciation, amortization and accretion in operating costs and expenses	(51.5)	(45.7)	(99.1)	(90.3)
Non-cash impairment charge	--	--	(1.5)	--
Gains from asset sales and related transactions in operating costs and expenses	0.1	0.2	1.0	0.3
General and administrative costs	(4.8)	(2.8)	(9.7)	(5.6)
Operating income	15.3	8.7	34.0	23.5
Other expense, net	(3.2)	(3.4)	(6.3)	(7.1)
Income before provision for income taxes	$12.1	$5.3	$27.7	$16.4

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information by segment, together with reconciliations to our consolidated totals, is presented in the following table:

	Natural Gas	NGL		Adjustments
	Pipelines	Pipelines	Petrochemical	and	Consolidated
	& Services	& Services	Services	Eliminations	Totals
Revenues from third parties:
Three months ended June 30, 2010	$92.1	$28.6	$3.5	$--	$124.2
Three months ended June 30, 2009	78.0	25.6	3.3	--	106.9
Six months ended June 30, 2010	223.4	52.3	6.7	--	282.4
Six months ended June 30, 2009	167.3	46.5	6.7	--	220.5

Revenues from related parties:
Three months ended June 30, 2010	108.1	32.9	--	--	141.0
Three months ended June 30, 2009	87.9	31.9	--	--	119.8
Six months ended June 30, 2010	204.7	68.7	--	--	273.4
Six months ended June 30, 2009	201.2	61.8	--	--	263.0

Total revenues:
Three months ended June 30, 2010	200.2	61.5	3.5	--	265.2
Three months ended June 30, 2009	165.9	57.5	3.3	--	226.7
Six months ended June 30, 2010	428.1	121.0	6.7	--	555.8
Six months ended June 30, 2009	368.5	108.3	6.7	--	483.5

Equity in income of Evangeline:
Three months ended June 30, 2010	--	--	--	--	--
Three months ended June 30, 2009	0.3	--	--	--	0.3
Six months ended June 30, 2010	0.2	--	--	--	0.2
Six months ended June 30, 2009	0.5	--	--	--	0.5

Gross operating margin:
Three months ended June 30, 2010	37.1	31.6	2.8	--	71.5
Three months ended June 30, 2009	30.2	24.2	2.6	--	57.0
Six months ended June 30, 2010	79.6	58.5	5.2	--	143.3
Six months ended June 30, 2009	69.0	45.0	5.1	--	119.1

Segment assets:
At June 30, 2010	3,393.4	958.3	82.0	445.1	4,878.8
At December 31, 2009	3,340.8	946.1	83.4	233.6	4,603.9

Property, plant and equipment: (see Note 6)
At June 30, 2010	3,371.9	928.5	82.0	445.1	4,827.5
At December 31, 2009	3,318.8	913.8	83.4	233.6	4,549.6

Investment in Evangeline: (see Note 7)
At June 30, 2010	5.8	--	--	--	5.8
At December 31, 2009	5.6	--	--	--	5.6

Intangible assets: (see Note 8)
At June 30, 2010	11.3	29.3	--	--	40.6
At December 31, 2009	12.0	31.8	--	--	43.8

Goodwill: (see Note 8)
At June 30, 2010	4.4	0.5	--	--	4.9
At December 31, 2009	4.4	0.5	--	--	4.9

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Natural Gas Pipelines & Services:
Sales of natural gas	$127.4	$98.4	$280.6	$235.3
Natural gas transportation services	68.2	63.2	139.0	126.4
Natural gas storage services	4.6	4.3	8.5	6.8
Total	200.2	165.9	428.1	368.5
NGL Pipelines & Services:
Sales of NGLs	11.0	8.7	21.0	14.9
Sales of other products	4.5	2.5	8.2	6.3
NGL and petrochemical storage services	28.8	25.6	55.9	49.7
NGL fractionation services	6.4	7.4	14.1	14.8
NGL transportation services	10.3	12.5	20.8	21.2
Other services	0.5	0.8	1.0	1.4
Total	61.5	57.5	121.0	108.3
Petrochemical Services:
Propylene transportation services	3.5	3.3	6.7	6.7
Total consolidated revenues	$265.2	$226.7	$555.8	$483.5

Consolidated costs and expenses:
Operating costs and expenses:
Cost of natural gas and NGL sales	$134.5	$102.6	$295.7	$245.6
Depreciation, amortization and accretion	51.5	45.7	99.1	90.3
Gains from asset sales and related transactions	(0.1)	(0.2)	(1.0)	(0.3)
Other operating expenses	59.2	67.4	118.5	119.3
General and administrative costs	4.8	2.8	9.7	5.6
Total consolidated costs and expenses	$249.9	$218.3	$522.0	$460.5

Changes in our revenues and operating costs and expenses period-to-period are due in part to changes in energy commodity prices.  In general, higher energy commodity prices result in an increase in our revenues attributable to the sale of natural gas and NGLs; however, these higher commodity prices also increase the associated cost of sales as purchase prices rise.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenue:
Revenues from EPO:
Sales of natural gas	$29.5	$36.0	$62.1	$82.5
Natural gas transportation services	28.5	11.2	54.3	23.9
Natural gas storage services	1.0	0.8	1.3	1.2
Sales of NGLs	10.6	7.7	20.4	13.6
NGL and petrochemical storage services	9.4	7.9	18.3	18.5
NGL fractionation services	6.4	7.1	14.1	14.2
NGL transportation services	6.5	9.2	15.9	15.5
Sales of natural gas – Evangeline	49.0	39.9	86.8	93.5
Natural gas transportation services – Energy Transfer Equity	0.1	--	0.2	0.1
Total related party revenues	$141.0	$119.8	$273.4	$263.0

Operating costs and expenses:
EPCO ASA	$22.1	$19.3	$43.4	$39.1
Expenses with EPO:
Purchases of natural gas	15.7	14.5	29.3	34.5
Operational measurement losses (gains)	(3.5)	1.3	(4.4)	2.6
Other expenses with EPO	4.3	3.5	8.8	8.7
Purchases of natural gas – Nautilus	0.2	(0.1)	0.2	1.8
Expenses with Energy Transfer Equity:
Purchases of natural gas (1)	2.0	0.5	5.8	(3.2)
Operating cost reimbursements for shared facilities	(0.9)	(1.1)	(1.9)	(1.7)
Other expenses with Energy Transfer Equity	1.1	0.4	1.3	0.7
Other related party expenses, primarily with Evangeline	--	0.1	--	--
Total related party operating costs and expenses	$41.0	$38.4	$82.5	$82.5

General and administrative costs:
EPCO ASA	$3.4	$2.6	$7.5	$4.9
Other related party general and administrative	(0.1)	0.2	--	--
Total related party general and administrative costs	$3.3	$2.8	$7.5	$4.9

(1)   Amounts include gas imbalances of $(0.3) million and $(1.1) million with Energy Transfer Equity for the three months ended June 30, 2010 and 2009, respectively and gas imbalances of $(0.1) million and $(5.5) million with Energy Transfer Equity for the six months ended June 30, 2010 and 2009, respectively.

The following table summarizes our related party receivable and payable amounts at the dates indicated:

	June 30,	December 31,
	2010	2009
Accounts receivable – related parties:
EPO and affiliates (1)	$15.3	$47.0
Evangeline	18.3	7.3
Energy Transfer Equity and affiliates	1.2	0.2
Total	$34.8	$54.5

Accounts payable – related parties:
EPO and affiliates	$3.8	$5.5
EPCO and affiliates	13.1	8.1
Total	$16.9	$13.6

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

At June 30, 2010, EPO owned approximately 58.5% of our limited partner interests and 100% of our general partner.  EPO was the sponsor of the DEP I and DEP II dropdown transactions and owns noncontrolling but varying economic interests (as Parent) in the DEP I and DEP II Midstream Businesses.  For a description of EPO’s noncontrolling interest in the income and net assets of the DEP I and DEP II Midstream Businesses, see Note 11.  EPO may contribute or sell other equity interests or assets to us; however, EPO has no obligation or commitment to make such contributions or sales to us, nor do we have any obligation or commitment to accept such contributions or make such purchases.

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

Master Intercompany Loan Agreement.  On December 31, 2009, we and EPO entered into a master intercompany loan agreement with the DEP I and DEP II Midstream Businesses.  This agreement will be used from time to time to facilitate cash management efforts in connection with the DEP I and DEP II Midstream Businesses.  On December 31, 2009, we borrowed $1.3 million and EPO borrowed $45.6 million under the agreement at a market rate of interest.  EPO’s intercompany borrowing is a component of “Accounts receivable – related parties” on our Unaudited Condensed Consolidated Balance Sheets.  These amounts were subsequently repaid on January 4, 2010.  The interest rate applicable to these short-term borrowings was 0.73%.  Amounts borrowed by us and the related interest eliminate in consolidation.  There were no loans issued under this agreement during the six months ended June 30, 2010.

Loan Agreement.  On June 1, 2010, we entered into the Loan Agreement with EPO.  There were no borrowings under the Loan Agreement at June 30, 2010.  See Note 9 for additional information regarding the Loan Agreement.

Omnibus Agreement.  On December 8, 2008, we entered into an amended and restated Omnibus Agreement (the “Omnibus Agreement”) with EPO.  The provisions of the Omnibus Agreement have not changed since reported in our 2009 Form 10-K/A.

EPO indemnified us for certain environmental liabilities, tax liabilities and right-of-way defects associated with the assets it contributed to us in connection with the DEP I and DEP II dropdown transactions.  These indemnifications terminated on February 5, 2010.  No claims were made under the indemnification agreement.

For information regarding the funding by EPO of 100% of certain post-February 5, 2007 capital expenditures of South Texas NGL and Mont Belvieu Caverns, see “DEP I Midstream Businesses – Parent” under Note 11.

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

For information regarding capital expenditures funded 100% by EPO under the Caverns LLC Agreement as well as operational measurement gains and losses allocated to EPO, see “DEP I Midstream Businesses – Parent” under Note 11.

Amended Acadian LLC Agreement.  On June 1, 2010, we entered into the Amended Acadian LLC Agreement with EPO.  This document reflects the agreement between EPO and us regarding funding arrangements for the Haynesville Extension project (see Note 6).  We have agreed to fund our 66% share of such costs and EPO has agreed to fund the remaining 34% of such expenditures.

 As part of the agreement, we reimbursed EPO for 66% of certain construction expenses it paid related to the Haynesville Extension project from the inception of the project through the date of the agreement (plus interest at LIBOR plus 250 basis points).  In June 2010, Acadian Gas acquired a purchase order, originally held by EPO for a previous project, for approximately 175 miles of pipe with a value of $167.4 million.  This pipe will be used in the construction of the Haynesville Extension.  Acadian Gas reimbursed approximately $90.9 million to EPO for its prior payments on this order of pipe.  Under the Amended Acadian LLC Agreement, we funded approximately $60.0 million of this reimbursement, which reflects our 66% ownership interest in Acadian Gas and our share of the costs for the Haynesville Extension project.  In addition to the reimbursements we paid EPO related to this pipe order, we paid interest of approximately $0.9 million to EPO.  EPO, as 34% owner of Acadian Gas and our partner in the Haynesville Extension, funded the remaining $30.9 million of this purchase.  The remaining expenditures for this length of pipe will be paid directly to the third party.

The Amended Acadian LLC Agreement also includes provisions related to future expansion projects of Acadian Gas other than the Haynesville Extension.  Acadian Gas will be able to request additional capital contributions from both us and EPO to fund future construction costs, acquisition costs and other expenditures related to expansion projects equal to our respective ownership interests in Acadian Gas multiplied by the total capital request.  Acadian Gas will provide us and EPO with written notice of the due date for our initial contributions and we and EPO will have 20 days to give a written reply as to whether we elect to participate in the expansion project contribution.  We or EPO may elect to contribute an amount less than that requested based on our respective ownership interests in Acadian Gas, at which time we and EPO will decide whether to proceed with the expansion project.

Company and Limited Partnership Agreements – DEP II Midstream Businesses.  On December 8, 2008, the DEP II Midstream Businesses amended and restated their governing documents in connection with the DEP II dropdown transaction.  Collectively, these amendments include, but are not limited to, (i) the payment of cash distributions in accordance with an overall “waterfall” approach, (ii) the funding of operating cash flow deficits and (iii) the election by either owner to fund cash calls associated with expansion capital projects.  See Note 15 under Item 8 of our 2009 Form 10-K/A for more information on these agreements.  See Note 11 for information regarding EPO’s noncontrolling interest and related matters involving the DEP II Midstream Businesses.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Relationship with EPCO

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant the ASA or by other service providers.  We, Enterprise Products Partners, Enterprise GP Holdings and our respective general partners are parties to the ASA.  The significant terms of the ASA are as follows:

▪
EPCO will provide selling, general and administrative services and management and operating services as may be necessary to manage and operate our businesses, properties and assets (all in accordance with prudent industry practices).  EPCO will employ or otherwise retain the services of such personnel as may be necessary to provide such services.

▪
We are required to reimburse EPCO for its services in an amount equal to the sum of all costs and expenses incurred by EPCO which are directly or indirectly related to our business or activities (including expenses reasonably allocated to us by EPCO).  In addition, we have agreed to pay all sales, use, excise, value added or similar taxes, if any, that may be applicable from time to time with respect to the services provided to us by EPCO.

▪
EPCO will allow us to participate as a named insured in its overall insurance program, with the associated premiums and other costs being allocated to us.  See Note 16 for additional information regarding our insurance programs.

Our operating costs and expenses include amounts paid to EPCO for the costs it incurs to operate our facilities, including the compensation of employees.  We reimburse EPCO for actual direct and indirect expenses it incurs related to the operation of our assets.  Our general and administrative costs include amounts paid to EPCO for administrative services, including the compensation of employees.  In general, our reimbursement to EPCO for administrative services is either (i) on an actual basis for direct expenses it may incur on our behalf (e.g., the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to the ASA based on the estimated use of such services by each party (e.g., the allocation of legal or accounting salaries based on estimates of time spent on each entity’s business and affairs).

Since the vast majority of such expenses charged to us under the ASA are on an actual basis (i.e. no mark-up or subsidy is charged or received by EPCO), we believe that such expenses are representative of what the amounts would have been on a standalone basis.  With respect to allocated costs, we believe that the proportional direct allocation method employed by EPCO is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis.

The ASA also addresses potential conflicts that may arise among Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), Duncan Energy Partners (including DEP GP), and the EPCO Group with respect to business opportunities (as defined within the ASA) with third parties.  The EPCO Group includes EPCO and its other affiliates, but excludes Enterprise Products Partners, Enterprise GP Holdings, Duncan Energy Partners and their respective general partners.

Relationship with Evangeline

Acadian Gas sold $49.0 million and $39.9 million of natural gas to Evangeline, under its natural gas purchase contract with Evangeline, during the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, Acadian Gas sold $86.8 million and $93.5 million, respectively, of natural gas to Evangeline.  The amount of natural gas purchased by Evangeline pursuant to this contract averaged approximately 46.8 BBtus per day (“BBtus/d”) and 110.8 BBtus/d during the three months ended June 30, 2010 and 2009, respectively, and 59.4 BBtus/d and 90.8 BBtus/d during the six months ended June 30, 2010 and 2009, respectively.

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

Note 14.  Earnings Per Unit

Basic earnings per unit is computed by dividing net income or loss allocated to limited partner interests by the weighted-average number of distribution-bearing units outstanding during a period.  We have no dilutive securities.

The amount of net income or loss allocated to limited partner interests is net of our general partner’s share of such earnings.  The following table presents the allocation of net income to DEP GP for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income attributable to Duncan Energy Partners L.P.	$23.3	$23.2	$44.5	$43.1
Multiplied by DEP GP ownership interest	0.7%	0.7%	0.7%	0.7%
Net income allocation to DEP GP	$0.1	$0.2	$0.3	$0.3

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income allocation to Duncan Energy Partners	$23.3	$23.2	$44.5	$43.1
Less: Income allocation to DEP GP	(0.1)	(0.2)	(0.3)	(0.3)
Net income allocation to limited partners	$23.2	$23.0	$44.2	$42.8

Basic and diluted earnings per unit:
Numerator (net income allocation to limited partners)	$23.2	$23.0	$44.2	$42.8
Denominator (weighted-average common units outstanding):
Common units	57.7	57.7	57.7	57.7

Earnings per unit	$0.40	$0.40	$0.77	$0.74

Note 15.  Commitments and Contingencies

Litigation

As part of our normal business activities, we are named on occasion as a defendant in litigation and legal proceedings, including those arising from regulatory and environmental matters.  Although we  are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings. See Note 16 for information regarding our insurance program.  We are not aware of any litigation, pending or threatened, that we believe is reasonably likely to have a significant adverse effect on our consolidated financial position, results of operations or cash flows.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have not recorded any significant reserves for litigation matters.  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves substantial uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record a liability for an adverse outcome.  In an effort to mitigate potential adverse consequences of litigation, we may settle legal proceedings out of court.

Redelivery Commitments

We transport and store natural gas and NGLs and store petrochemical products for customers under various contracts.  These volumes are (i) accrued as product payables on our Unaudited Condensed Consolidated Balance Sheets, (ii) in transit for delivery to our customers or (iii) held at our storage facilities for redelivery to our customers.  We are insured against any physical loss of such volumes due to catastrophic events.  Under the terms of our NGL and petrochemical product storage agreements, we are generally required to redeliver volumes to the owner on demand.  At June 30, 2010 and December 31, 2009, NGL and petrochemical products aggregating 23.6 million barrels and 20.9 million barrels, respectively, were due to be redelivered to their owners along with 6,007 BBtus and 5,015 BBtus, respectively, of natural gas.

Regulatory Matters

Certain scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide (which is a component of, and a product of combustion of, natural gas) and methane (which is a component of natural gas), may be contributing to global climate change and ocean acidification.  On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (“ACESA”) which, if it were to become law, would establish an economy-wide cap-and-trade program intended to reduce the emissions of greenhouse gases by the United States and would require most significant domestic sources of greenhouse gas emissions to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases.  The U.S. Senate has also begun consideration of various legislative proposals for controlling and reducing emissions of greenhouse gases in the United States.  In addition, on December 7, 2009, the U.S. Environmental Protection Agency (“EPA”) announced its finding that emissions of greenhouse gases from motor vehicles caused or contributed to climate change and presented an endangerment to human health and the environment.  These findings by EPA were the basis for motor vehicle greenhouse gas emissions standards promulgated on May 7, 2010, and may allow the agency to proceed with the adoption and implementation of additional regulations that would restrict emissions of greenhouse gases from industrial sources under existing provisions of the federal Clean Air Act.  On May 13, 2010, EPA issued a final rule setting forth a timetable for extension of its Prevention of Significant Deterioration regulatory program, applicable in certain circumstances to new and modified industrial source of air emissions, to include consideration of greenhouse gas emissions.  EPA has also received petitions requesting that the agency further expand regulation of greenhouse gas emissions from industrial sources, which, over time, may lead to additional requirements.  On April 12, 2010, EPA proposed new rules that would require the mandatory reporting of greenhouse gas emissions by pipeline operators and operators of natural gas processing and storage facilities.  These rules supplement disclosures and reporting required by EPA in its October 30, 2009 mandatory greenhouse gas reporting rule.  Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases, or that establish new reporting requirements, would likely require us to incur increased operating costs, and may have an adverse effect on our financial position, results of operations and cash flows.

Contractual Obligations

Scheduled maturities of long-term debt.  With the exception of routine fluctuations in the balance of our Revolving Credit Facility, there have been no significant changes in our scheduled maturities of long-term debt since those reported in our 2009 Form 10-K/A.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Operating lease obligations. We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Our significant lease agreements involve (i) the lease of underground caverns for the storage of natural gas and NGLs, primarily our lease for the Wilson natural gas storage facility and (ii) land held pursuant to right-of-way agreements.  There have been no material changes in our operating lease commitments since those reported in our 2009 Form 10-K/A.

Lease expense is charged to operating costs and expenses on a straight line basis over the period of expected economic benefit.  Contingent rental payments are expensed as incurred.  We are generally required to perform routine maintenance on the underlying leased assets.  In addition, certain leases give us the option to make leasehold improvements.  Maintenance and repairs of leased assets resulting from our operations are charged to expense as incurred.  Lease and rental expense was $3.6 million and $3.3 million during the three months ended June 30, 2010 and 2009, respectively.  Lease and rental expense was $6.5 million and $5.0 million during the six months ended June 30, 2010 and 2009, respectively.

Purchase obligations. There have been no material changes in our consolidated purchase obligations since those reported in our 2009 Form 10-K/A, except for short-term payment obligations relating to capital projects.  These commitments represent unconditional payment obligations that we have agreed to pay vendors for services to be rendered or products to be delivered in connection with our capital spending programs.  Our consolidated capital expenditure commitments outstanding increased from $175.3 million at December 31, 2009 to $449.4 million at June 30, 2010.  At June 30, 2010, these commitments primarily relate to announced expansions of the Acadian Gas System (i.e., the Haynesville Extension) and the Texas Intrastate System (i.e., the Trinity River Lateral, Wilson Storage Expansion and Eagle Ford Shale Projects).  We have elected to participate in the 270-mile Haynesville Extension pipeline project.  The total expected cost of this project is approximately $1.55 billion including capitalized interest, of which our 66 percent share of the project is $1.02 billion.

Other Claims

As part of our normal business activities with joint venture partners, customers and suppliers, we occasionally have claims made against us as a result of disputes related to contractual agreements or other communications.  As of June 30, 2010, claims against us totaled approximately $1.2 million.  These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated at this time.  However, in our opinion, the likelihood of a material adverse outcome to us resulting from such disputes is remote.  Accordingly, we have not recorded any accruals for loss contingencies related to these matters.

Note 16.  Significant Risks and Uncertainties

Insurance-Related Risks

We participate as a named insured in EPCO’s insurance program, which provides us with property damage, business interruption and other coverages, the scope and amounts of which we believe are customary and prudent for the nature and extent of our operations.  While we believe EPCO maintains adequate insurance coverage on our behalf, insurance will not cover every type of damage or interruption that might occur.  If we were to incur a significant liability for which we were not fully insured, it could have a material impact on our consolidated financial position, results of operations and cash flows.  In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient to reimburse us for our repair costs or lost income.  Any event that interrupts the revenues generated by our consolidated operations, or which causes us to make significant expenditures not covered by insurance, could reduce our ability to pay distributions to our partners and, accordingly, adversely affect the market price of our common units.

EPCO completed its annual insurance renewal process during the second quarter of 2010, which resulted in an increase in premiums.  EPCO’s deductible for onshore physical damage from windstorms increased from $25.0 million per storm to $30.0 million per storm.  EPCO’s onshore insurance program

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

currently provides $141.3 million of coverage per occurrence for named windstorm events compared to $150.0 million per occurrence in the prior year.  With respect to offshore assets, the deductible for windstorm damage remained at $75.0 million per storm.  EPCO’s insurance program for offshore Gulf of Mexico assets currently provides $124.5 million of coverage in the aggregate compared to $100.0 million of coverage in the aggregate for the prior year.  In addition, at EPCO’s election, we now have access to an additional $17.5 million of coverage for either onshore or offshore windstorm-related damage claims.  For non-windstorm events, EPCO’s deductible for both onshore and offshore physical damage remained at $5.0 million per occurrence.

Business interruption coverage in connection with a windstorm event remains in place for onshore assets.  We do not have any business interruption coverage for our offshore Gulf of Mexico assets (e.g., the near-shore natural gas gathering pipelines of our TPC Offshore system, which is a component of our Texas Intrastate System) when the outage is due to a windstorm.  We have business interruption coverage for both onshore and offshore assets in connection with non-windstorm events.  Assets covered by business interruption insurance must be out-of-service in excess of 60 days before any allowed losses from business interruption will be covered.

At June 30, 2010, we did not have any estimated property damage claims.

Interest Rate Risk

Our Revolving Credit Facility and Term Loan Agreement are variable rate debt obligations, which both mature in 2011.  We have outstanding $175 million of floating-to-fixed interest rate swaps, all of which expire in September 2010, that partially hedge our exposure to changes in variable interest rates.

We cannot predict the costs of refinancing, at maturity, our existing credit facilities or the costs of new credit arrangements.  A tight credit market may have an adverse affect on our future ability to refinance our credit facilities at favorable rates or to enter into additional new credit arrangements.  In addition, tight credit market conditions may translate into our having to agree to increasingly restrictive lender covenants.  The inability to refinance or enter into new credit arrangements with favorable terms could impede our ability to fund capital requirements or to make distributions on our common units.

Note 17.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating assets and liabilities.

	For the Six Months
	Ended June 30,
	2010	2009
Decrease (increase) in:
Accounts receivable – trade	$(9.9)	$34.9
Accounts receivable – related parties	(19.2)	(3.1)
Inventories	(2.5)	20.7
Prepaid and other current assets	(3.9)	(5.6)
Increase (decrease) in:
Accounts payable – trade	6.0	0.3
Accounts payable – related parties	3.2	(20.1)
Accrued product payables	2.4	(47.0)
Accrued property taxes	4.2	3.4
Accrued taxes – other	(3.4)	(6.8)
Other current liabilities	1.6	(0.3)
Net effect of changes in operating accounts	$(21.5)	$(23.6)

We incurred liabilities for construction in progress that had not been paid at June 30, 2010 and December 31, 2009 of $81.0 million and $41.8 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Third parties may be obligated to reimburse us for all or a portion of expenditures on certain of our capital projects.  The majority of such arrangements are associated with projects related to pipeline construction and producer well tie-ins.  These amounts are included under the caption “Contributions in aid of construction costs” on the Unaudited Condensed Statements of Consolidated Cash Flows.

The following table presents the components of depreciation, amortization and accretion for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Depreciation, amortization and accretion expense:
DEP I Midstream Businesses	$10.2	$9.7	$20.2	$19.1
DEP II Midstream Businesses	41.2	35.9	78.6	71.1
Duncan Energy Partners L.P. standalone	0.9	0.6	1.7	1.0
Total	$52.3	$46.2	$100.5	$91.2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three and six months ended June 30, 2010 and 2009.

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this quarterly report on Form 10-Q.  The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations, included under Item 7 of our Annual Report for the year ended December 31, 2009, as initially filed on Form 10-K on March 1, 2010, and as amended on Form 10-K/A on May 21, 2010 (“2009 Form 10-K/A”).  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.

Key References Used in this Quarterly Report

Unless the context requires otherwise, references to “we,” “us,” “our,” or “Duncan Energy Partners” are intended to mean the business and operations of Duncan Energy Partners L.P. and its consolidated subsidiaries.  References to “DEP GP” mean DEP Holdings, LLC, which is our general partner.  References to “DEP OLP” mean DEP Operating Partnership, L.P., which is a wholly owned subsidiary of Duncan Energy Partners.  Duncan Energy Partners conducts substantially all of its business through DEP OLP and its consolidated subsidiaries.

References to  “Enterprise Products Partners” mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.  Enterprise Products Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  References to “EPGP” mean Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners.  References to “EPO” mean Enterprise Products Operating LLC, which is a wholly owned subsidiary of Enterprise Products Partners.  Enterprise Products Partners conducts substantially all of its business though EPO and its consolidated subsidiaries.  EPO beneficially owns 100% of DEP GP and is a significant owner of our common units.  Enterprise Products Partners consolidates our financial statements with those of its own.

References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., a publicly traded Delaware limited partnership, the units of which are listed on the NYSE under the ticker symbol “EPE.”  Enterprise GP Holdings owns EPGP.  The general partner of Enterprise GP Holdings is EPE Holdings, LLC (“EPE Holdings”), which is a wholly owned subsidiary of Dan Duncan LLC.  The membership interests of Dan Duncan LLC are owned of record by a voting trust formed on April 26, 2006, pursuant to the Dan Duncan LLC Voting Trust Agreement dated April 26, 2006 (the “DD LLC Voting Trust Agreement”), among Dan Duncan LLC and Dan L. Duncan (as the record owner of all of the membership interests of Dan Duncan LLC immediately prior to the entering into of the DD LLC Voting Trust Agreement and as the initial sole voting trustee).

Immediately upon Mr. Duncan’s death on March 29, 2010, voting and dispositive control of all of the membership interests of Dan Duncan LLC was transferred pursuant to the DD LLC Voting Trust Agreement to three voting trustees.  The current voting trustees under the DD LLC Voting Trust Agreement (the “DD LLC Trustees”) are: (i) Randa Duncan Williams, Mr. Duncan’s oldest daughter, who is also a director of EPE Holdings; (ii) Dr. Ralph S. Cunningham, who is currently the President and Chief Executive Officer (“CEO”) of EPE Holdings; and (iii) Richard H. Bachmann, who is currently an Executive Vice President, the Chief Legal Officer and Secretary of EPGP and one of three managers of Dan Duncan LLC.  Dr. Cunningham and Mr. Bachmann are also currently directors of EPE Holdings.

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

The DD LLC Voting Trust Agreement also provides for a “Duncan Voting Trustee.”  The Duncan Voting Trustee is appointed by the children of Mr. Duncan acting by a majority or, if less than three children of Mr. Duncan are then living, unanimously.  If for any reason no descendent of Mr. Duncan is appointed as the Duncan Voting Trustee, then such trusteeship will remain vacant until such time as a Duncan Voting Trustee is appointed in the manner provided above.  If a Duncan Voting Trustee for any reason ceases to serve, his or her successor shall be appointed by the children of Mr. Duncan acting by majority or, if less than three children of Mr. Duncan are then living, unanimously.  Ms. Williams is currently the Duncan Voting Trustee.

The DD LLC Trustees are required to treat for all purposes whatsoever the member party to the DD LLC Voting Trust Agreement as the beneficial owner of the membership interests of Dan Duncan LLC.  The estate of Mr. Duncan became the sole member party to the DD LLC Voting Trust Agreement upon the death of Mr. Duncan on March 29, 2010.  However, the DD LLC Trustees collectively are the record owners of the Dan Duncan LLC membership interests and possess and are entitled to exercise all rights and powers of absolute ownership thereof and to vote, assent or consent with respect thereto and to take party in and consent to any corporate or members’ actions (except those actions, if any, to which the DD LLC Trustees may not legally consent) and subject to the provisions of the DD LLC Voting Trust Agreement, to receive dividends and distributions on the Dan Duncan LLC membership interests.  Except as otherwise provided in the DD LLC Voting Trust Agreement, all actions taken by the DD LLC Trustees are by majority vote.

The DD LLC Trustees serve in such capacity without compensation, but they are entitled to incur reasonable charges and expenses deemed necessary and proper for administering the DD LLC Voting Trust Agreement and to reimbursement and indemnification.

The DD LLC Voting Trust Agreement will terminate when (i) the descendants of Mr. Duncan, and entities directly or indirectly controlled by or held for the benefit of any such descendant, no longer own any capital stock of EPCO (as defined below); or (ii) upon such earlier date designated by the DD LLC Trustees by an instrument in writing delivered to the member party to the DD LLC Voting Trust Agreement.

On April 27, 2010, the independent co-executors for the estate of Mr. Duncan were appointed by the probate court.  The independent co-executors are Mr. Bachmann, Dr. Cunningham and Ms. Williams, who are the same persons as the current DD LLC Trustees and voting trustees under a separate voting trust agreement relating to a majority of EPCO’s outstanding shares with voting rights (as more fully described below).

References to “EPCO” mean Enterprise Products Company (formerly EPCO, Inc.) and its privately held affiliates.  Prior to Mr. Duncan’s death, we, Enterprise Products Partners, EPO, DEP GP, EPGP, Enterprise GP Holdings and EPE Holdings were affiliates under the common control of Mr. Duncan, since he was the controlling shareholder of EPCO and the controlling member of Dan Duncan LLC.  A majority of the outstanding voting capital stock of EPCO is owned of record by a voting trust formed on April 26, 2006, pursuant to the EPCO Inc. Voting Trust Agreement (the “EPCO Voting Trust Agreement”), among EPCO and Mr. Duncan (as the record owner of a majority of the outstanding voting capital stock of EPCO immediately prior to the entering into of the EPCO Voting Trust Agreement and as the initial sole voting trustee).

Immediately upon Mr. Duncan’s death, voting and dispositive control of such majority of the outstanding voting capital stock of EPCO was transferred pursuant to the EPCO Voting Trust Agreement to three voting trustees (the “EPCO Trustees”).  The current EPCO Trustees are: (i) Ms. Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as a Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President, CEO and Chief Legal Officer of EPCO.  Ms. Williams, Dr. Cunningham and Mr. Bachmann are also currently directors of EPCO.  The current EPCO Trustees are the same as the current DD LLC Trustees, which control Dan Duncan LLC.  The current EPCO Trustees are also the same persons as the individuals appointed on April 27, 2010 as the independent co-executors of the estate of Mr. Duncan.  At June 30, 2010, Dan Duncan LLC and EPCO also beneficially owned approximately 18% and 57%, respectively, of the outstanding units representing limited partner interests of Enterprise GP Holdings.

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

References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”) and, effective May 26, 2010, Regency Energy Partners LP (“RGNC”).  Energy Transfer Equity is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETE.”  ETP is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETP.”  RGNC is a publicly traded Delaware limited partnership, the common units of which are traded on the NASDAQ stock market under the ticker symbol “RGNC.”  The general partner of Energy Transfer Equity is LE GP, LLC.

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

Cautionary Note Regarding Forward-Looking Statements

This discussion contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2009, as filed on March 1, 2010 and in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2010 and this quarterly report on Form 10-Q.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Overview of Business

We are a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.”  We provide midstream energy servicesto producers and consumers of natural gas, natural gas liquids (“NGLs”), refined products and petrochemicals.  Our assets, located primarily in Texas and Louisiana, include: 11,000 miles of natural gas, NGL and petrochemical pipelines; two NGL fractionation facilities, approximately 18 MMBbls of leased NGL storage capacity; 8.1 Bcf of leased natural gas storage capacity and 34 underground salt dome caverns with over 100 MMBbls of NGL storage capacity.

Our midstream energy operations include: natural gas transportation, gathering, marketing and storage; NGL transportation, fractionation and marketing; NGL and petrochemical products storage; and transportation of petrochemical products.  We have three reportable business segments: (i) NGL Pipelines & Services; (ii) Natural Gas Pipelines & Services; and (iii) Petrochemical Services.  Our business segments reflect the manner in which these businesses are managed and reviewed by the CEO of our general partner.

We are owned 99.3% by our limited partners and 0.7% by our general partner, DEP GP.  At June 30, 2010, EPO owned approximately 58.5% of Duncan Energy Partners’ limited partner interests and 100% of DEP GP.  DEP GP is responsible for managing the business and operations of Duncan Energy Partners. We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to an administrative services agreement (or “ASA”) or by other service providers.

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

DEP I Drop Down

Effective February 1, 2007, EPO contributed to us a 66% controlling equity interest in each of the DEP I Midstream Businesses in a drop down transaction.  EPO retained the remaining 34% noncontrolling equity interest in each of these businesses.  As consideration for these equity interests, we paid $459.5 million in cash and issued 5,351,571 common units to EPO.  The cash portion of this consideration was financed with $198.9 million in borrowings under our $300 million unsecured revolving credit facility (the “Revolving Credit Facility”) and $260.6 million of the $290.5 million of net proceeds from our initial public offering.  The following is a brief description of the assets and operations of the DEP I Midstream Businesses:

▪
Mont Belvieu Caverns owns 34 underground salt dome storage caverns located in Mont Belvieu, Texas, having an NGL and related product storage capacity of approximately 100 MMBbls, and a brine system with approximately 20 MMBbls of above ground storage capacity and related brine production wells.

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

DEP II Drop Down

On December 8, 2008, EPO contributed to us the following controlling equity interests in a second drop down transaction: (i) a 66% voting general partner interest in Enterprise GC, (ii) a 51% voting general partner interest in Enterprise Intrastate and (iii) a 51% voting membership interest in Enterprise Texas.  As consideration for these equity interests, we paid $280.5 million in cash and issued 37,333,887 Class B units to EPO (which automatically converted on a one-for-one basis to common units in February 2009).  The cash portion of this consideration was financed with $280.0 million in borrowings under our $300.0 million senior unsecured term loan agreement (the “Term Loan Agreement”) and $0.5 million of net proceeds from an equity offering to EPO.  The market value of the Class B units at the time of issuance was approximately $449.5 million.  The following is a brief description of the assets and operations of the DEP II Midstream Businesses:

▪
Enterprise GC operates and owns: (i) two NGL fractionation facilities, the Shoup and Armstrong facilities, located in south Texas; (ii) a 1,020-mile NGL pipeline system located in south Texas; and (iii) 1,108 miles of natural gas gathering pipelines located in south and west Texas.  Enterprise GC’s natural gas gathering pipelines include: (i) the 258-mile Big Thicket Gathering System located in southeast Texas; (ii) the 660-mile Waha system located in the Permian Basin of west Texas; and (iii) the 190-mile TPC Offshore gathering system located in south Texas.

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

To the extent that the DEP II Midstream Businesses collectively generate cash sufficient to pay distributions to EPO and us, such cash will be distributed first to us (based on an initial defined investment of $730.0 million) and then to EPO in amounts sufficient to generate an aggregate annualized return on their respective investments.  From December 8, 2008 through December 31, 2009, the annualized return was 11.85%.  Effective January 1, 2010, the annualized return increased by 2.0% to 12.087%.  Distributions in excess of these amounts will be distributed 98% to EPO and 2% to us.  Income and loss of the DEP II Midstream Businesses are first allocated to EPO and us based on each entity’s percentage interest of 77.4% and 22.6%, respectively, and then in a manner that in part follows the cash distributions.

For detailed information regarding EPO’s noncontrolling interest in the DEP I and DEP II Midstream Businesses, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Our results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results expected for the full year.

Supplemental Selected Financial Information of Duncan Energy Partners L.P.

We are providing the following selected financial information to assist investors and other users of our financial statements in understanding the principal sources and uses of cash flows of Duncan Energy Partners L.P. On a standalone basis, Duncan Energy Partners L.P. has no operations apart from its investing activities and indirectly overseeing the management of the DEP I and DEP II Midstream Businesses.

The primary sources of cash flow for Duncan Energy Partners L.P. on a standalone basis are the cash distributions it receives from the DEP I and DEP II Midstream Businesses.  The primary cash requirements of Duncan Energy Partners on a standalone basis are for general and administrative costs, debt service, investments in subsidiaries and distributions to partners.  The amount of cash distributions that Duncan Energy Partners L.P. is able to pay its unitholders may fluctuate based on the level of distributions it receives from its operating subsidiaries.  Factors such as capital contributions, debt service requirements, general and administrative costs, reserves for future distributions and other cash reserves established by the board of directors of our general partner may also affect the distributions Duncan Energy Partners L.P. makes to its unitholders.

For purposes of this presentation, we have provided information pertaining to the DEP I Midstream Businesses apart from those of the DEP II Midstream Businesses.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Selected income statement information:
Equity in income - DEP I Midstream Businesses	$11.7	$11.4	$22.0	$19.8
Equity in income - DEP II Midstream Businesses	$15.7	$15.3	$30.3	$30.7
General and administrative costs	$0.9	$0.1	$1.5	$0.2
Interest expense	$3.2	$3.4	$6.3	$7.2
Net income attributable to Duncan Energy Partners L.P.	$23.3	$23.2	$44.5	$43.1
Selected balance sheet information at each period end:
Investments in DEP I Midstream Businesses	$597.6	$506.7	$597.6	$506.7
Investments in DEP II Midstream Businesses	$696.0	$723.5	$696.0	$723.5
Total debt principal outstanding	$537.3	$466.8	$537.3	$466.8
Partners’ equity	$760.4	$761.9	$760.4	$761.9

The following table presents the amount of distributions paid by the DEP I and DEP II Midstream Businesses to Duncan Energy Partners L.P. with respect to each period:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Distributions paid to Duncan Energy Partners L.P. with respect to each period from:
DEP I Midstream Businesses	$7.1	$10.1	$27.0	$27.6
DEP II Midstream Businesses	$22.0	$21.6	$44.1	$43.3

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

The annualized return rate from December 8, 2008 through December 31, 2009 was 11.85%, and was determined by EPO and us based on our estimated weighted-average cost of capital at December 8, 2008, plus 1.0%.  The annualized return rate increases by 2.0% on January 1 of each year.  As a result, the annualized return rate for fiscal 2010 is 12.087%.  If we participate in an expansion capital project involving the DEP II Midstream Businesses, we may request an incremental adjustment to the then-applicable annualized return rate to reflect our weighted-average cost of capital associated with such contribution.

The annualized return rate is applied to each party’s aggregate investment (or “Distribution Base”) in the DEP II Midstream Businesses.  To the extent that we and/or EPO make capital contributions to fund expansion capital projects involving the DEP II Midstream Businesses, the Distribution Base of the contributing member will be increased by that member’s capital contribution at the time such contribution is made.  At December 8, 2008 and June 30, 2010, our Distribution Base was $730.0 million.  EPO’s Distribution Base was $452.1 million and $970.1 million at December 8, 2008 and June 30, 2010, respectively.  The increase in EPO’s Distribution Base is the result of its funding 100% of the expansion capital projects of the DEP II Midstream Businesses since December 8, 2008.  We have not yet participated in the expansion capital project spending of the DEP II Midstream Businesses, although we may elect to invest in existing or future expansion projects at a later date.

The DEP II Midstream Businesses distributed an aggregate of $24.5 million and $21.6 million for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, the DEP II Midstream Businesses distributed an aggregate of $62.0 million and $54.2 million, respectively.  Of these amounts, EPO received $2.5 million and $13 thousand for the three months ended June 30, 2010 and 2009, respectively, and $17.9 million and $10.9 million for the six months ended June 30, 2010 and 2009, respectively.

The $22.0 million and $44.1 million received by us from the DEP II Midstream Businesses with respect to the three and six months ended June 30, 2010, respectively, represent approximately one-quarter and one-half, respectively, of the annualized return rate for 2010 of 12.087% multiplied by our Distribution Base of $730.0 million.  As a result, we received our expected Tier I distributions for the periods indicated.  Based on EPO’s Distribution Base, it was entitled to $29.3 million and $55.9 million of Tier II distributions for the three and six months ended June 30, 2010, respectively, of which it received $2.5 million and $17.9 million, respectively.  No Tier III distributions were paid by the DEP II Midstream Businesses with respect to the first six months of 2010.

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

Significant Recent Developments

The following information highlights specified significant developments since January 1, 2010 through the date of this filing, including (i) information relevant to an understanding of our financial condition, changes in financial condition or results of operations, and (ii) certain unusual or infrequent events or transactions and known trends or uncertainties that have had or that we reasonably expect may have a material impact on our revenues or income from continuing operations.  For a discussion of recent regulatory matters, see Part II – Item 1A “Risk Factors”.

$200.0 Million Loan Agreement with EPO

On June 1 2010, we entered into a $200.0 million revolving loan agreement with EPO (the “Loan Agreement”).  Proceeds from any borrowings under the Loan Agreement will be used for costs incurred in connection with the Haynesville Extension and for general partnership purposes.  There were no borrowings under the Loan Agreement at June 30, 2010.  See Note 9 under Item 1 of this quarterly report for additional information regarding the Loan Agreement.

Expansion of Shoup and Armstrong Fractionation Facilities

In May 2010, we and Enterprise Products Partners announced plans to expand our jointly owned Shoup and Armstrong fractionation facilities (both of which are part of the DEP II Midstream Businesses).  This expansion project will provide us with the ability to accommodate increased NGL volumes due to increased natural gas production from the Eagle Ford natural gas supply basin.  On June 27, 2010, we completed the modifications to the Shoup facility, which increased its NGL fractionation capacity to 77 MBPD.  Modifications to the infrastructure at the Armstrong facility are planned to increase capacity to more than 20 MBPD and is expected to be completed in the fourth quarter of 2010.  In addition to the increased NGL volumes, the planned upgrades at the Armstrong facility would allow it to process the more liquid-rich natural gas supply that is found in the Eagle Ford natural gas supply basin.  We are not contributing capital to fund this expansion; EPO is contributing 100% of the associated expansion costs.

Haynesville Extension

We have elected to participate in the announced expansion (the “Haynesville Extension”) of the Acadian Gas System, which will extend our Louisiana intrastate natural gas pipeline system into northwest Louisiana and the Haynesville Shale production area.  This expansion project is expected to be completed during the third quarter of 2011.  On June 1, 2010, we entered into the Amended Acadian LLC Agreement with EPO.  This document reflects the agreement between EPO and us regarding funding arrangements for the Haynesville Extension.  We have agreed to fund our 66% share of such costs and EPO has agreed to fund the remaining 34% of such expenditures.  For additional information regarding the Amended Acadian LLC Agreement, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

The total expected cost of the Haynesville Extension is approximately $1.55 billion (including capitalized interest).  Our construction in progress amounts at June 30, 2010 include $191.3 million of capital expenditures related to this project.  Based on the current spending forecast for this project, we expect that consolidated capital spending for the Haynesville Extension will approximate $467.0 million for the remainder of 2010.  The majority of this additional spending is expected during the fourth quarter of 2010.

Our 66% share of the total expected cost of the Haynesville Extension is estimated at $1.02 billion.  We expect that our 66% share of the capital spending for this project for the remainder of 2010 will approximate $308 million.  See “Liquidity and Capital Resources” under this Item 2 for more information regarding the funding of the Haynesville Extension.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Natural Gas Pipelines & Services:
Natural gas throughput volumes (BBtus/d)
Texas Intrastate System	3,866	3,982	3,802	4,056
Acadian Gas System:
Transportation volumes	451	445	430	414
Sales volumes (1)	313	317	316	302
Total natural gas throughput volumes	4,630	4,744	4,548	4,772
NGL Pipelines & Services:
NGL throughput volumes (MBPD)
South Texas NGL System - Pipelines	112	106	116	111
NGL fractionation volumes (MBPD)
South Texas NGL System - Fractionators	66	77	74	78
Petrochemical Services:
Propylene throughput volumes (MBPD)
Lou-Tex Propylene Pipeline	24	18	22	15
Sabine Propylene Pipeline	13	10	12	10
Total propylene throughput volumes	37	28	34	25

(1)   Includes average net sales volumes for Evangeline of 23.2 BBtus/d and 54.8 BBtus/d for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, net sales volumes for Evangeline were 29.4 BBtus/d and 45.0 BBtus/day, respectively.

Comparison of Consolidated Results of Operations

The following table summarizes key components of our consolidated income statement for the periods indicated (dollars in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues	$265.2	$226.7	$555.8	$483.5
Operating costs and expenses	245.1	215.5	512.3	454.9
General and administrative costs	4.8	2.8	9.7	5.6
Equity in income of Evangeline	--	0.3	0.2	0.5
Operating income	15.3	8.7	34.0	23.5
Interest expense	3.2	3.4	6.3	7.2
Provision for income taxes	0.3	0.8	0.2	0.9
Net income	11.8	4.5	27.5	15.5
Net loss (income) attributable to noncontrolling interest:
DEP I Midstream Businesses – Parent	(7.8)	(3.0)	(12.5)	(4.6)
DEP II Midstream Businesses – Parent	19.3	21.7	29.5	32.2
Net income attributable to Duncan Energy Partners L.P.	23.3	23.2	44.5	43.1

For information regarding noncontrolling interest, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Our gross operating margin by business segment and in total is presented as follows for the periods indicated (dollars in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Natural Gas Pipelines & Services	$37.1	$30.2	$79.6	$69.0
NGL Pipelines & Services	31.6	24.2	58.5	45.0
Petrochemical Services	2.8	2.6	5.2	5.1
Total segment gross operating margin	$71.5	$57.0	$143.3	$119.1

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

The following table summarizes the contribution to revenues from each business segment (net of eliminations and adjustments) for the periods indicated (dollars in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Natural Gas Pipelines & Services:
Sales of natural gas	$127.4	$98.4	$280.6	$235.3
Natural gas transportation services	68.2	63.2	139.0	126.4
Natural gas storage services	4.6	4.3	8.5	6.8
Total	200.2	165.9	428.1	368.5
NGL Pipelines & Services:
Sales of NGLs	11.0	8.7	21.0	14.9
Sales of other products	4.5	2.5	8.2	6.3
NGL and petrochemical storage services	28.8	25.6	55.9	49.7
NGL fractionation services	6.4	7.4	14.1	14.8
NGL transportation services	10.3	12.5	20.8	21.2
Other services	0.5	0.8	1.0	1.4
Total	61.5	57.5	121.0	108.3
Petrochemical Services:
Propylene transportation services	3.5	3.3	6.7	6.7
Total consolidated revenues	$265.2	$226.7	$555.8	$483.5

Comparison of the Three Months Ended June 30, 2010 with the Three Months Ended June 30, 2009

Revenues for the second quarter of 2010 were $265.2 million compared to $226.7 million for the second quarter of 2009.  The $38.5 million quarter-to-quarter increase in consolidated revenues is primarily due to higher energy commodity prices during the second quarter of 2010 relative to the second quarter of 2009.  This factor accounted for a $33.3 million quarter-to-quarter increase in revenues from the sale of natural gas, NGLs and other products.  Natural gas transportation revenues increased $14.5 million quarter-to-quarter due to higher firm capacity reservation fees primarily on the Sherman Extension of our Texas Intrastate System.  This recently constructed asset began earning firm capacity reservation fees during August 2009.  Revenues from the remainder of our natural gas transportation and storage services decreased $9.2 million quarter-to-quarter primarily due to lower throughput volumes on other segments of the Texas Intrastate System.  Collectively, revenues from all other services we provide to customers decreased $0.1 million quarter-to-quarter primarily due to lower NGL fractionation volumes during the second quarter of 2010 compared to the second quarter of 2009.

Operating costs and expenses were $245.1 million for the second quarter of 2010 versus $215.5 million for the second quarter of 2009, a $29.6 million quarter-to-quarter increase.  The cost of sales of our natural gas and NGL products increased $31.9 million quarter-to-quarter primarily as a result of higher energy commodity prices.  Consolidated operating costs and expenses decreased $4.8 million quarter-to-quarter attributable to operational measurement gains and losses at our Mont Belvieu storage complex.  Such gains and losses are subsequently allocated to EPO through noncontrolling interest.  Collectively, the remainder of our consolidated operating costs and expenses increased $2.5 million quarter-to-quarter primarily due to an increase in depreciation expense associated with recently completed assets and higher expenses related to the abandonment of certain pipeline laterals on the TPC Offshore gathering system.

Changes in our revenues and operating costs and expenses quarter-to-quarter are due in part to changes in energy commodity prices.  In general, higher energy commodity prices result in an increase in our revenues attributable to the sale of natural gas and NGLs; however, these higher commodity prices also increase the associated cost of sales as purchase prices rise.  The market price of natural gas (as measured at Henry Hub in Louisiana) averaged $4.09 per MMBtu during the second quarter of 2010 versus $3.51 per MMBtu during the second quarter of 2009.  The weighted-average indicative market price for NGLs was $1.11 per gallon during the second quarter of 2010 versus $0.76 per gallon during the second quarter of 2009.  Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production.

General and administrative costs increased to $4.8 million for the second quarter of 2010 from $2.8 million for the second quarter of 2009.  The second quarter of 2010 reflects higher employee compensation expenses and includes certain expenses associated with our Haynesville Extension project.  Equity in income of Evangeline decreased $0.3 million quarter-to-quarter.

Operating income for the second quarter of 2010 was $15.3 million compared to $8.7 million for the second quarter of 2009.  Collectively, the changes in revenues, costs and expenses and equity in income of Evangeline described above resulted in the $6.6 million quarter-to-quarter increase in operating income.

Interest expense decreased $0.2 million quarter-to-quarter primarily due to lower average variable interest rates.  Income tax expense accruals for the Texas Margin Tax decreased $0.5 million quarter-to-quarter.

As a result of items noted in the previous paragraphs, net income increased $7.3 million quarter-to-quarter to $11.8 million for the second quarter of 2010 compared to $4.5 million for the second quarter of 2009.

We account for EPO’s share of the net income of the DEP I and DEP II Midstream Businesses as noncontrolling interest, which is an adjustment to net income to arrive at the amount of net income attributable to Duncan Energy Partners L.P.  EPO was attributed $7.8 million of the net income of the DEP I Midstream Businesses for the second quarter of 2010 compared to $3.0 million for the second quarter of 2009.  The quarter-to-quarter increase in EPO’s share of the net income of the DEP I Midstream Businesses is primarily due to improved earnings from these businesses and changes in the amount of operational measurement gains and losses recorded by Mont Belvieu Caverns (EPO is allocated 100% of such gains and losses).  EPO was attributed losses of $19.3 million and $21.7 million in connection with its ownership interests in the DEP II Midstream Businesses for the second quarters of 2010 and 2009, respectively.  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding our determination of net income attributable to EPO’s noncontrolling interest.

The following information highlights significant quarter-to-quarter variances in gross operating margin by business segment:

Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $37.1 million for the second quarter of 2010 compared to $30.2 million for the second quarter of 2009, a $6.9 million quarter-to-quarter increase.  Total natural gas throughput volumes were 4,630 BBtus/d for the second quarter of 2010 compared to 4,744 BBtus/d for the second quarter of 2009.  Gross operating margin from our Texas Intrastate System increased $8.2 million quarter-to-quarter.  A $14.5 million quarter-to-quarter increase in firm capacity reservation fee revenues on the Texas Intrastate System was partially offset by the effects of lower throughput volumes.  Collectively, gross operating margin for the remainder of the businesses within this segment decreased $1.3 million quarter-to-quarter primarily due to lower natural gas sales margins on our Acadian Gas System.

NGL Pipelines & Services.  Gross operating margin from this business segment was $31.6 million for the second quarter of 2010 compared to $24.2 million for the second quarter of 2009, a $7.4 million quarter-to-quarter increase.  Mont Belvieu Caverns’ recorded operational measurement gains of $3.5 million for the second quarter of 2010 compared to operational measurement losses of $1.3 million for the second quarter of 2009.  Segment gross operating margin increased $2.6 million quarter-to-quarter, excluding operational measurement gains and losses, primarily due to higher storage volumes and fees at our Mont Belvieu storage complex.

Improved results quarter-to-quarter at our Mont Belvieu storage complex were partially offset by the effects of scheduled downtime at our Shoup NGL fractionator for maintenance and facility expansion projects in anticipation of expected increases in NGL fractionation volumes from Eagle Ford shale production.  NGL fractionation volumes decreased to 66 MBPD during the second quarter of 2010 from 77 MBPD during the second quarter of 2009.

Petrochemical Services.  Gross operating margin from this business segment was $2.8 million for the second quarter of 2010 compared to $2.6 million for the second quarter of 2009.  Petrochemical transportation volumes increased to 37 MBPD during the second quarter of 2010 from 28 MBPD during the second quarter of 2009.  The $0.2 million quarter-to-quarter increase in segment gross operating margin is due to higher transportation volumes, primarily on our Lou-Tex Propylene Pipeline.

Comparison of the Six Months Ended June 30, 2010 with the Six Months Ended June 30, 2009

Revenues for the first six months of 2010 were $555.8 million compared to $483.5 million for the first six months of 2009.  The $72.3 million period-to-period increase in consolidated revenues is primarily due to higher energy commodity prices and sales volumes during the first six months of 2010 relative to the first six months of 2009.  These factors accounted for a $53.3 million period-to-period increase in revenues from the sale of natural gas, NGLs and other products.  Natural gas transportation revenues increased $29.4 million period-to-period due to higher firm capacity reservation fees primarily on the Sherman Extension of our Texas Intrastate System.  Revenues from the remainder of our natural gas transportation and storage services decreased $15.1 million period-to-period primarily due to lower throughput volumes on other segments of the Texas Intrastate System.  Collectively, revenues from all other services we provide to customers increased $4.7 million period-to-period primarily due to higher NGL storage volumes and fees during the first six months of 2010 compared to the first six months of 2009.

Operating costs and expenses were $512.3 million for the first six months of 2010 compared to $454.9 million for the first six months of 2009, a $57.4 million period-to-period increase.  The cost of sales of our natural gas and NGL products increased $50.1 million period-to-period primarily as a result of higher energy commodity prices and sales volumes.  Consolidated operating costs and expenses related to natural gas transportation and storage services increased $4.9 million period-to-period primarily due to incremental operating costs and expenses associated with the Sherman Extension pipeline and higher expenses at our Wilson natural gas storage facility.  Consolidated operating costs and expenses decreased $7.0 million period-to-period attributable to operational measurement gains and losses at our Mont Belvieu storage complex.  Collectively, the remainder of our consolidated operating costs and expenses increased $9.4 million period-to-period primarily due to an increase in depreciation expense associated with recently completed assets, higher expenses related to the abandonment of certain pipeline laterals on the TPC Offshore gathering system and non-cash asset impairment charges of $1.5 million we recorded during the first quarter of 2010.

Changes in our revenues and operating costs and expenses period-to-period are explained in part by changes in energy commodity prices.  The Henry Hub market price of natural gas averaged $4.70 per MMBtu during the first six months of 2010 versus $4.21 per MMBtu during the first six months of 2009.  The weighted-average indicative market price for NGLs was $1.17 per gallon during the first six months of 2010 versus $0.71 per gallon during the first six months of 2009.

General and administrative costs increased $4.1 million period-to-period to $9.7 million for the first six months of 2010 from $5.6 million for the first six months of 2009.  The first six months of 2010 reflects higher employee compensation expenses and includes certain expenses associated with our Haynesville Extension project.  Equity in income of Evangeline decreased $0.3 million period-to-period.

Operating income for the first six months of 2010 was $34.0 million compared to $23.5 million for the first six months of 2009.  Collectively, the changes in revenues, costs and expenses and equity in income of Evangeline described above resulted in the $10.5 million period-to-period increase in operating income.

Interest expense decreased $0.9 million period-to-period primarily due to lower average variable interest rates.  Income tax expense accruals for the Texas Margin Tax decreased $0.7 million period-to-period.

As a result of items noted in the previous paragraphs, net income increased $12.0 million period-to-period to $27.5 million for the first six months of 2010 compared to $15.5 million for the first six months of 2009.

EPO was attributed $12.5 million of the net income of the DEP I Midstream Businesses for the first six months of 2010 compared to $4.6 million for the first six months of 2009.  The period-to-period increase in EPO’s share of the net income of the DEP I Midstream Businesses is primarily due to improved earnings from these businesses and changes in the amount of operational measurement gains and losses recorded by Mont Belvieu Caverns (EPO is allocated 100% of such gains and losses).  EPO was attributed losses of $29.5 million and $32.2 million in connection with its ownership interests in the DEP II Midstream Businesses for the first six months of 2010 and 2009, respectively.

The following information highlights significant period-to-period variances in gross operating margin by business segment:

Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $79.6 million for the first six months of 2010 compared to $69.0 million for the first six months of 2009, a $10.6 million period-to-period increase.  Total natural gas throughput volumes were 4,548 BBtus/d for the first six months of 2010 compared to 4,772 BBtus/d for the first six months of 2009.  Gross operating margin from our Texas Intrastate System increased $10.3 million period-to-period.  A $29.4 million period-to-period increase in firm capacity reservation fee revenues on the Texas Intrastate System was partially offset by the effects of lower throughput volumes.  Collectively, gross operating margin for the remainder of the businesses within this segment increased $0.3 million period-to-period primarily due to higher firm storage reservation fees at our Wilson natural gas storage facility.

NGL Pipelines & Services.  Gross operating margin from this business segment was $58.5 million for the first six months of 2010 compared to $45.0 million for the first six months of 2009, a $13.5 million period-to-period increase.  Mont Belvieu Caverns’ recorded operational measurement gains of $4.4 million for the first six months of 2010 compared to operational measurement losses of $2.6 million for the first six months of 2009.  Segment gross operating margin increased $6.5 million period-to-period, excluding operational measurement gains and losses, primarily due to higher storage volumes and fees at our Mont Belvieu storage complex.

Petrochemical Services.  Gross operating margin from this business segment was $5.2 million for the first six months of 2010 compared to $5.1 million for the first six months of 2009.  Petrochemical transportation volumes increased to 34 MBPD during the first six months of 2010 from 25 MBPD during the first six months of 2009.  A period-to-period increase in gross operating margin from the Lou-Tex Propylene Pipeline as a result of increased transportation volumes was partially offset by lower gross operating margin on the Sabine Propylene Pipeline.

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

As a result of our election to fund 66% of the Haynesville Extension project costs, we are evaluating several funding scenarios.  We believe, based on preliminary discussions with lenders, that the borrowing capacity under our existing $300 million Revolving Credit Facility could potentially be replaced with a new $900 million multi-year credit facility.  In the interim, until the completion of a new or amended credit facility, we entered into a $200 million revolving Loan Agreement with EPO.  Proceeds under the Loan Agreement will be used for costs incurred in connection with the Haynesville Extension and for general partnership purposes.  For information regarding the Loan Agreement, see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.  Amounts borrowed under the Loan Agreement must be repaid by September 28, 2010.  If our long-term refinancing efforts are delayed, we expect to expand the credit capacity and/or extend the maturity dates of any amounts borrowed under the EPO Loan Agreement to meet our liquidity and capital resource needs.

At June 30, 2010, we had approximately $259.6 million of liquidity, which includes amounts available under our revolving credit facilities, including the $200.0 million Loan Agreement with EPO.  At June 30, 2010, our total debt balance was $537.3 million, which includes $255.0 million outstanding under our Revolving Credit Facility and the $282.3 million under our Term Loan Agreement.  No borrowings were made under the Loan Agreement with EPO as of June 30, 2010.  Our bank loan agreements require us to maintain certain financial and other customary covenants.  We were in compliance with the financial covenants of our loan agreements at June 30, 2010.

It is our belief that we will continue to have adequate liquidity and capital resources to fund future recurring operating and investing activities.

Registration Statements

We may issue equity or debt securities to assist in meeting our liquidity and capital spending requirements.  We have a universal shelf registration statement on file with the Securities and Exchange Commission (the “SEC”) that allows us to issue up to an aggregate $1 billion in debt and equity securities for general partnership purposes.  After taking into account previous issuances of securities made under this registration statement, we can issue approximately $856.4 million of additional securities under this registration statement in the future.

We also have a registration statement on file with the SEC authorizing the issuance of up to an aggregate 2,000,000 common units in connection with the DRIP.  The DRIP gives unitholders of record and beneficial owners of our common units the ability to increase the number of our common units they own through voluntarily reinvesting their quarterly cash distributions into the purchase of additional common units.  Plan participants may purchase our common units at a discount ranging from 0% to 5% (currently set at 5%), which will be set from time to time by us.  We issued 21,906 common units in connection with the DRIP for the six months ended June 30, 2010, which generated proceeds of $0.5 million from plan participants.

In February 2010, we filed a registration statement with the SEC authorizing the issuance of up to an aggregate 1,000,000 common units in connection with an employee unit purchase plan and a long-term incentive plan.  These plans became effective on February 11, 2010.  For the six months ended June 30, 2010, we issued 6,348 common units in connection with the 2010 Plan and 11,017 common units in connection with the EUPP.  The EUPP generated proceeds of $0.3 million from plan participants.

Consolidated Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).  For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows.

	For the Six Months
	Ended June 30,
	2010	2009
Net cash flows provided by operating activities	$106.5	$82.4
Cash used in investing activities	290.9	223.2
Cash provided by financing activities	201.8	144.2

Comparison of Six Months ended June 30, 2010 with Six Months ended June 30, 2009

The following information highlights the significant period-to-period variances in our consolidated cash flow amounts:

Operating activities.  Net cash flows provided by operating activities were $106.5 million for the six months ended June 30, 2010 compared to $82.4 million for the six months ended June 30, 2009.  The change in operating cash flow is primarily due to a $24.2 million increase in period-to-period gross operating margin.

Investing activities.  Cash used in investing activities was $290.9 million for the six months ended June 30, 2010 compared to $223.2 million for the six months ended June 30, 2009.  The $67.7 million increase is primarily due to a $115.1 million increase in net capital expenditures as a result of our expansion projects, such as the Haynesville Extension and those on our Texas Intrastate System.  This increase was offset by a $45.6 million cash inflow in January 2010 attributable to EPO’s repayment of a temporary cash advance made in December 2009 and a $1.9 million increase in proceeds from asset sales and related transactions.

Financing activities.  Cash provided by financing activities was $201.8 million for the six months ended June 30, 2010 compared to $144.2 million for the six months ended June 30, 2009.  The period-to-period increase of $57.6 million is primarily due to (i) net borrowings of $80.0 million for the current period compared to net repayments of $17.5 million in the prior period associated with our Revolving Credit Facility, (ii) a $13.8 million period-to-period increase in distributions to our unitholders and general partner resulting from increases in our distribution rates, (iii) an $11.1 million period-to-period increase in distributions to EPO (as noncontrolling interest) and (iv) a $15.9 million period-to-period decrease in contributions from EPO (as noncontrolling interest) primarily due to a $45.8 million period-to-period decrease in contributions from EPO related to capital expenditures on the DEP II Midstream Businesses and for general working capital purposes partially offset by a $30.9 million increase in contributions from EPO related to the Haynesville Extension made during the second quarter of 2010.

In June 2009, we completed a common unit offering of 8,000,000 units that generated net proceeds of approximately $123.2 million after underwriting discounts and other expenses.  Of this amount, $122.9 million was used to repurchase an equal number of our common units from EPO.  The repurchased common units were subsequently cancelled.

Capital Expenditures

Part of our business strategy involves expansion through business combinations and growth capital projects. The following table summarizes our consolidated capital spending for property, plant and equipment for the periods indicated (dollars in millions):

	For the Six Months
	Ended June 30,
	2010	2009
DEP I Midstream Businesses:
Expansion capital spending (1)	$160.7	$18.1
Sustaining capital expenditures (2)	9.2	6.6
DEP II Midstream Businesses:
Expansion capital spending (3)	144.5	185.2
Sustaining capital expenditures (2)	28.9	16.4
Total capital spending	$343.3	$226.3

(1)   EPO funded 100% of expansion capital spending for 2009. In 2010, we elected to participate in the Haynesville Extension project with EPO in accordance with our respective ownership interests in Acadian Gas.
(2)   Sustaining capital expenditures are capital expenditures (as defined by U.S. GAAP) resulting from improvements to and major renewals of existing assets. Such expenditures serve to maintain existing operations but do not generate additional revenues. Sustaining capital expenditures reduce the amount of cash distributions paid to Duncan Energy Partners and EPO as owners of these businesses.
(3)   EPO funded 100% of expansion capital spending for the periods presented.

The majority of our capital spending during the six months ended June 30, 2010 and 2009 was attributable to ongoing expansions of the Acadian Gas System and the Texas Intrastate System, including the Haynesville Extension, Eagle Ford and Trinity River Lateral projects.

Based on information currently available, we estimate our consolidated capital spending for property, plant and equipment for the remainder of 2010 will approximate $623 million, which includes estimated expenditures of approximately $600 million for growth capital projects (including $467.0 million for the Haynesville Extension) and approximately $23 million for sustaining capital expenditures.  Our forecast of capital expenditures is based on current announced growth plans.

With respect to growth capital spending, EPO has historically funded the majority of such project costs under agreements executed in connection with the DEP I and DEP II drop down transactions.  See Notes 11 and 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding EPO’s funding of certain growth capital spending.

For information regarding expansion capital funding arrangements with EPO for the Haynesville Extension on Acadian Gas, see “Significant Relationships and Agreements with EPO – Amended Acadian LLC Agreement” under Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 within this quarterly report.  For information regarding the expansion capital funding arrangements of the DEP II Midstream Businesses, see “Significant Relationships and Agreements with EPO - Company and Limited Partnership Agreements - DEP II Midstream Businesses” under Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 within this quarterly report.

At June 30, 2010, we had approximately $449.4 million in outstanding purchase commitments that relate to our capital spending for property, plant and equipment.  These commitments primarily relate to expansion projects on our Texas Intrastate System and the Haynesville Extension.

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

The following table summarizes our pipeline integrity costs for the periods indicated (dollars in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Expensed	$4.1	$5.1	$5.9	$8.5
Capitalized	2.0	3.9	2.9	8.6
Total	$6.1	$9.0	$8.8	$17.1

We expect the costs of our pipeline integrity program, irrespective of whether such costs are capitalized or expensed, to approximate $25.7 million for the remainder of 2010.

Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in our 2009 Form 10-K/A.  Certain of these accounting policies require the use of estimates.  As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: depreciation methods and estimated useful lives of property, plant and equipment; measuring recoverability of long-lived assets and equity method investments; amortization methods and estimated useful lives of qualifying intangible assets; methods we employ to measure the fair value of goodwill; revenue recognition policies and use of estimates for revenues and expenses; reserves for environmental matters; and natural gas imbalances. These estimates are based on our current knowledge and understanding of the underlying facts and circumstances and may change as a result of actions we take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.

Other Items

Contractual Obligations

With the exception of routine fluctuations in the balance of our Revolving Credit Facility and short-term payment obligations relating to capital projects initiated by us, there have been no significant changes in our contractual obligations since those reported in our 2009 Form 10-K/A.  See “Liquidity and Capital Resources – Capital Expenditures” within this Item 2 for more information related to our capital expenditures.

Insurance Matters

We participate as a named insured in EPCO’s insurance program, which provides us with property damage, business interruption and other coverages, the scope and amounts of which we believe are customary and sufficient for the nature and extent of our operations.  We recently completed our annual insurance policy renewal process.  For additional information regarding insurance matters, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Non-GAAP Reconciliations

A reconciliation of our measurement of total non-GAAP segment gross operating margin to

GAAP operating income and further to income before provision for income taxes for the periods indicated (dollars in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Total non-GAAP segment gross operating margin	$71.5	$57.0	$143.3	$119.1
Adjustments to reconcile total non-GAAP segment
gross operating margin to GAAP net income:
Depreciation, amortization and accretion in operating costs and expenses	(51.5)	(45.7)	(99.1)	(90.3)
Non-cash impairment charge	--	--	(1.5)	--
Gain on asset sales and related transactions in operating costs and expenses	0.1	0.2	1.0	0.3
General and administrative costs	(4.8)	(2.8)	(9.7)	(5.6)
GAAP operating income	15.3	8.7	34.0	23.5
Other expense, net	(3.2)	(3.4)	(6.3)	(7.1)
Income before provision for income taxes	$12.1	$5.3	$27.7	$16.4

Off-Balance Sheet Arrangements

There have been no significant changes with regards to our off-balance sheet arrangements since those reported in our 2009 Form 10-K/A.

Recent Accounting Developments

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”).  IFRS consist of accounting standards published by the International Accounting Standards Board (“IASB”), which is based in London, England.  In February 2010, the SEC expressed its continuing support for a single set of high-quality globally accepted accounting standards and established a general work plan that sets forth areas and factors the SEC will consider before requiring domestic public companies to transition to IFRS.  Currently, the Financial Accounting Standards Board (or “FASB,” based in Norwalk, Connecticut) and the IASB are working both individually and jointly on a number of accounting standard convergence projects that, if finalized in 2011, would bring about a significant shift in the accounting and financial reporting landscape.  These projects include a broad range of topics such as financial statement presentation, accounting for leases, revenue recognition, financial instruments, consolidations and fair value measurements.

The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS with the expectation that any decision to adopt IFRS would allow U.S. issuers four to five years to transition from current U.S. GAAP.  We continue to monitor developments in the potential implementation of IFRS and the ongoing convergence projects of the FASB and IASB.  We will evaluate the impact that any definitive accounting guidance may have on our financial statements once this information is finalized by the appropriate standard setting organizations, including the SEC.

Regulatory Matters

Certain scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide (which is a component of, and a product of combustion of, natural gas) and methane (which is a component of natural gas), may be contributing to global climate change and ocean acidification.  On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (“ACESA”) which, if it were to become law, would establish an economy-wide cap-and-trade program intended to reduce the emissions of greenhouse gases by the United States and would require most significant domestic sources of greenhouse gas emissions to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases.  The U.S. Senate has also begun consideration of various legislative proposals for controlling and reducing emissions of greenhouse gases in the United States.  In addition, on December 7, 2009, the U.S.

Environmental Protection Agency (“EPA”) announced its finding that emissions of greenhouse gases from motor vehicles caused or contributed to climate change and presented an endangerment to human health and the environment.  These findings by EPA were the basis for motor vehicle greenhouse gas emissions standards promulgated on May 7, 2010, and may allow the agency to proceed with the adoption and implementation of additional regulations that would restrict emissions of greenhouse gases from industrial sources under existing provisions of the federal Clean Air Act.  On May 13, 2010, EPA issued a final rule setting forth a timetable for extension of its Prevention of Significant Deterioration regulatory program, applicable in certain circumstances to new and modified industrial source of air emissions, to include consideration of greenhouse gas emissions.  EPA has also received petitions requesting that the agency further expand regulation of greenhouse gas emissions from industrial sources, which, over time, may lead to additional requirements.  On April 12, 2010, EPA proposed new rules that would require the mandatory reporting of greenhouse gas emissions by pipeline operators and operators of natural gas processing and storage facilities.  These rules supplement disclosures and reporting required by EPA in its October 30, 2009 mandatory greenhouse gas reporting rule.  Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases, or that establish new reporting requirements, would likely require us to incur increased operating costs, and may have an adverse effect on our financial position, results of operations and cash flows.

Related Party Transactions

For information regarding our related party transactions, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

In the course of our normal business operations, we are exposed to certain risks, including changes in interest rates and commodity prices.  In order to manage risks associated with certain identifiable and anticipated transactions, we use derivative instruments.  Derivatives are financial instruments whose fair value is determined by changes in a specified benchmark such as interest rates, commodity prices or currency values.  Typical derivative instruments include physical forward agreements, futures contracts, floating-to-fixed swaps, basis swaps and options contracts.  Substantially all of our derivatives are used for non-trading activities.  See Note 4 of the Notes to Unaudited Condensed Financial Statements included under Item 1 of this quarterly report for additional information regarding our derivative instruments and hedging activities.

Our exposures to market risk have not changed materially since those reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2009 Form 10-K/A.

Interest Rate Derivative Instruments

We utilize interest rate swaps to manage our exposure to changes in the interest rates charged on borrowings under our Revolving Credit Facility.  This strategy is a component in controlling our cost of capital associated with such borrowings.

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value (“FV”) of our interest rate swap portfolio (dollars in millions).

	Resulting	Portfolio FV at
Scenario	Classification	June 30, 2010	July 20, 2010
FV assuming no change in underlying interest rates	Liability	$1.8	$1.8
FV assuming 10% increase in underlying interest rates	Liability	1.8	1.8
FV assuming 10% decrease in underlying interest rates	Liability	1.8	1.8

Commodity Derivative Instruments

The price of natural gas fluctuates in response to changes in supply and demand, market conditions, and a variety of additional factors that are beyond our control.  In order to manage the price risk associated with certain exposures, we enter into commodity derivative instruments such as physical forward agreements, futures contracts, fixed-for-float swaps and basis swaps.

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

	Resulting	Portfolio FV at
Scenario	Classification	June 30, 2010		July 20, 2010
FV assuming no change in underlying commodity prices	Asset	$	*	$--
FV assuming 10% increase in underlying commodity prices	Asset		*	--
FV assuming 10% decrease in underlying commodity prices	Asset		*	--
* Amount is negligible.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our general partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this quarterly report.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

For information regarding legal proceedings, see Part I, Item 1, Financial Statements, Note 15, “Commitments and Contingencies – Litigation,” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated herein by reference.

Item 1A.  Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors set forth in our 2009 annual report on Form 10-K as filed on March 1, 2010 and below, in addition to other information in such annual report and in this quarterly report on Form 10-Q.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

The death of Dan L. Duncan represents the loss of a key member of our senior management team.

Although the remainder of our senior management team remains in place and succession planning regarding control of our general partner exists, we cannot predict at this time the effect of the loss of Mr. Duncan and cannot provide any assurances that his loss will not have any effect on our business, results of operations or cash flows.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays incurred by customers in the production of natural gas, including from the developing shale plays.  A decline in drilling of new wells and related servicing activities caused by these initiatives could adversely affect our financial position, results of operations and cash flows.

Proposals have been introduced in the U.S. Congress to regulate hydraulic fracturing operations and related injection of fracturing fluids and propping agents used in fracturing fluids by the oil and natural gas industry under the federal Safe Drinking Water Act (“SDWA”) and to require the disclosure of chemicals used in the hydraulic fracturing process under the SDWA, Emergency Planning and Community Right-to-Know Act (“EPCRA”), or other authority.  Hydraulic fracturing is an important and commonly used process in the completion of unconventional oil and natural gas wells in shale, coalbed and tight sand formations.  Sponsors of these bills, which are currently being considered in the legislative process, including in the House Energy and Commerce Committee and the Senate Environmental and Public Works Committee, have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies and otherwise cause adverse environmental impacts.  The Chairman of the House Energy and Commerce Committee has initiated an investigation of the potential impacts of hydraulic fracturing, which has involved seeking information about fracturing activities and chemicals from certain companies in the oil and gas sector.  In addition, in March 2010, the U.S. EPA announced its intention to conduct a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health.  Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques.  Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of natural gas, including from the developing shale plays, incurred by our customers or could make it more difficult to perform hydraulic fracturing.  If these legislative and regulatory initiatives cause a material decrease in the drilling of new wells and related well servicing activities, our profitability could be materially impacted.

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business and increase the working capital requirements to conduct these activities.

The United States Congress has passed, and the President has signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The Act provides for new statutory and regulatory requirements for derivative transactions, including oil and gas hedging transactions. Certain transactions will be required to be cleared on exchanges, and cash collateral will be required for these transactions.  The Act provides for a potential exception from these clearing and cash collateral requirements for commercial end-users and it includes a number of defined terms that will be used in determining how this exception applies to particular derivative transactions and to the parties to those transactions.  The Act requires the Commodities Futures and Trading Commission (the “CFTC”) to promulgate rules to define these terms in detail, but we do not know the definitions that the CFTC will actually promulgate or how these definitions will apply to us.

We enter into natural gas derivative contracts from time to time with respect to a portion of our expected natural gas processing and storage activities (including for the benefit of our customers or our purchases of natural gas held-for-sale to third parties) in connection with these products in order to hedge against commodity price uncertainty and enhance the predictability of cash flows from these activities. Depending on the rules and definitions adopted by the CFTC, we might in the future be required to provide cash collateral for our commodities hedging transactions.  Posting of cash collateral could cause liquidity issues for us by reducing our ability to use our cash for capital expenditures or other partnership purposes. A requirement to post cash collateral could therefore significantly reduce our ability to execute strategic hedges to reduce commodity price uncertainty and thus protect cash flows.  We are at risk unless and until the CFTC adopts rules and definitions that confirm that companies such as ourselves are not required to post cash collateral for our derivative hedging contracts. In addition, even if we ourselves are not required to post cash collateral for our derivative contracts, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with the Act’s new requirements, and the costs of their compliance will likely be passed on to customers such as ourselves, thus decreasing the benefits to us of hedging transactions and reducing our profitability.

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

10.1***
Amendment to Form of Option Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan for awards issued before February 23, 2010, (incorporated by reference to Exhibit 10.9 to Form 10-Q filed by Enterprise Products Partners L.P. on August 9, 2010).

10.2***
Amendment to Form of Option Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan for awards issued before August 5, 2010 (incorporated by reference to Exhibit 10.10 to Form 10-Q filed by Enterprise Products Partners L.P. on August 9, 2010).

10.3***
Form of Option Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Form 10-Q filed by Enterprise Products Partners L.P. on August 9, 2010).

10.4***
Amendment to Form of Employee Restricted Unit Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan for awards issued before August 5, 2010 (incorporated by reference to Exhibit 10.12 to Form 10-Q filed by Enterprise Products Partners L.P. on August 9, 2010).

10.5***
Form of Employee Restricted Unit Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Form 10-Q filed by Enterprise Products Partners L.P. on August 9, 2010).

10.6***
Amendment to Form of Option Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan for awards issued before February 23, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Enterprise Products Partners L.P. on August 9, 2010).

10.7***
Amendment to Form of Option Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan for awards issued before August 5, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by Enterprise Products Partners L.P. on August 9, 2010).

10.8***
Form of Option Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Enterprise Products Partners L.P. on August 9, 2010).

10.9***
Amendment to Form of Employee Restricted Unit Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan for awards issued before August 5, 2010 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Enterprise Products Partners L.P. on August 9, 2010).

10.10***
Form of Employee Restricted Unit Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 10-Q filed by Enterprise Products Partners L.P. on August 9, 2010).

10.11***
Form of Option Grant Award under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Enterprise GP Holdings L.P. on August 9, 2010).

10.12***
Form of Employee Restricted Unit Grant Award under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by Enterprise GP Holdings L.P. on August 9, 2010).

10.13***
Form of Phantom Unit Grant Award under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Enterprise GP Holdings L.P. on August 9, 2010).

10.14*** #	Form of Option Grant Award under the 2010 Duncan Energy Partners L.P. Long-Term Incentive Plan.
10.15*** #	Form of Employee Restricted Unit Grant Award under the 2010 Duncan Energy Partners L.P. Long-Term Incentive Plan.
10.16	Second Amended and Restated Limited Liability Company Agreement of Acadian Gas, LLC, dated June 1, 2010 (incorporated by reference to Exhibit 10.01 to Form 8-K filed June 3, 2010).
10.17
Loan Agreement, dated June 1, 2010, between Enterprise Products Operating LLC, as lender, and Duncan Energy Partners L.P., as borrower (incorporated by reference to Exhibit 10.02 to Form 8-K filed June 3, 2010).

31.1#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. for the June 30, 2010 quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of Bryan F. Bulawa for Duncan Energy Partners L.P. for the June 30, 2010 quarterly report on Form 10-Q.
32.1#	Section 1350 certification of W. Randall Fowler for the June 30, 2010 quarterly report on Form 10-Q.
32.2#	Section 1350 certification of Bryan F. Bulawa for the June 30, 2010 quarterly report on Form 10-Q.

*
With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P. and Enterprise GP Holdings L.P. are 1-14323 and 1-32610, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2010.

DUNCAN ENERGY PARTNERS L.P.
(A Delaware Limited Partnership)

By: DEP Holdings, LLC, as General Partner

By: /s/ Michael J. Knesek
Name: Michael J. Knesek
Title: Senior Vice President, Controller and Principal Accounting Officer of the General Partner

Exhibit Index
Exhibit No.	Description
10.14	Form of Option Grant Award under the 2010 Duncan Energy Partners L.P. Long-Term Incentive Plan.
10.15	Form of Employee Restricted Unit Grant Award under the 2010 Duncan Energy Partners L.P. Long-Term Incentive Plan.
31.1	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. for the June 30, 2010 quarterly report on Form 10-Q.
31.2	Sarbanes-Oxley Section 302 certification of Bryan F. Bulawa for Duncan Energy Partners L.P. for the June 30, 2010 quarterly report on Form 10-Q.
32.1	Section 1350 certification of W. Randall Fowler for the June 30, 2010 quarterly report on Form 10-Q.
32.2	Section 1350 certification of Bryan F. Bulawa for the June 30, 2010 quarterly report on Form 10-Q.