Form 10-Q
period 2010-09-30
Duncan Energy Partners L.P.
filed 2010-11-09
CIK 1379378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes ☐ No ☑

There were 57,733,076 common units of Duncan Energy Partners L.P. outstanding at November 1, 2010.  Our common units trade on the New York Stock Exchange under the ticker symbol “DEP.”

DUNCAN ENERGY PARTNERS L.P.

PART I. FINANCIAL INFORMATION.

Item 1.  Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$18.4	$3.9
Accounts receivable – trade, net of allowance for doubtful accounts	67.6	77.7
Accounts receivable – related parties	26.2	54.5
Gas imbalance receivables	12.7	9.8
Inventories	10.2	10.5
Prepaid and other current assets	15.2	9.8
Total current assets	150.3	166.2
Property, plant and equipment, net	5,071.4	4,549.6
Investment in Evangeline	6.1	5.6
Intangible assets, net of accumulated amortization of $48.8 at September 30, 2010 and $42.6 at December 31, 2009	39.1	43.8
Goodwill	4.9	4.9
Other assets	0.2	0.7
Total assets	$5,272.0	$4,770.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable – trade	$97.9	$54.5
Accounts payable – related parties	27.5	13.6
Accrued product payables	48.8	59.9
Accrued property taxes	13.1	9.1
Accrued taxes – other	12.8	8.4
Other current liabilities	22.4	18.9
Total current liabilities	222.5	164.4
Long-term debt: (see Note 9)
Bank credit facilities	529.8	457.3
Loan Agreement with EPO	125.0	--
Total long-term debt	654.8	457.3
Deferred tax liabilities	5.9	5.8
Other long-term liabilities	6.8	6.4
Commitments and contingencies
Equity:
Duncan Energy Partners L.P. partners’ equity: (see Note 10)
Limited partners:
Common units (57,733,076 common units outstanding at September 30, 2010 and 57,676,987 common units outstanding at December 31, 2009)	760.0	766.6
General partner	0.1	0.2
Accumulated other comprehensive loss	(0.1)	(5.4)
Total Duncan Energy Partners L.P. partners’ equity	760.0	761.4
Noncontrolling interest in subsidiaries: (see Note 11)
DEP I Midstream Businesses – Parent	614.1	487.3
DEP II Midstream Businesses – Parent	3,007.9	2,888.2
Total noncontrolling interest	3,622.0	3,375.5
Total equity	4,382.0	4,136.9
Total liabilities and equity	$5,272.0	$4,770.8

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues:
Third parties	$112.0	$116.0	$394.4	$336.5
Related parties	171.7	128.6	445.1	391.6
Total revenues (see Note 12)	283.7	244.6	839.5	728.1
Costs and Expenses:
Operating costs and expenses:
Third parties	220.6	178.6	650.4	551.0
Related parties	47.9	42.2	130.4	124.7
Total operating costs and expenses	268.5	220.8	780.8	675.7
General and administrative costs:
Third parties	0.5	0.3	2.7	1.0
Related parties	5.9	2.9	13.4	7.8
Total general and administrative costs	6.4	3.2	16.1	8.8
Total costs and expenses (see Note 12)	274.9	224.0	796.9	684.5
Equity in income of Evangeline	0.3	0.5	0.5	1.0
Operating income	9.1	21.1	43.1	44.6
Other income (expense):
Interest expense	(3.0)	(3.4)	(9.3)	(10.6)
Other, net	0.1	--	0.1	0.1
Total other expense, net	(2.9)	(3.4)	(9.2)	(10.5)
Income before benefit from (provision for) income taxes	6.2	17.7	33.9	34.1
Benefit from (provision for) income taxes	(0.5)	0.1	(0.7)	(0.8)
Net income	5.7	17.8	33.2	33.3
Net loss (income) attributable to noncontrolling interest: (see Note 11)
DEP I Midstream Businesses - Parent	(7.4)	(5.7)	(19.9)	(10.3)
DEP II Midstream Businesses - Parent	22.3	12.7	51.8	44.9
Total net loss attributable to noncontrolling interest	14.9	7.0	31.9	34.6
Net income attributable to Duncan Energy Partners L.P.	$20.6	$24.8	$65.1	$67.9

Allocation of net income attributable to Duncan Energy Partners L.P.:
Limited partners	$20.4	$24.6	$64.6	$67.4
General partner	$0.2	$0.2	$0.5	$0.5

Basic and diluted earnings per unit (see Note 14)	$0.36	$0.43	$1.12	$1.17

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net income	$5.7	$17.8	$33.2	$33.3
Other comprehensive income:
Cash flow hedges:
Commodity derivative instrument losses during period	--	--	(0.1)	--
Interest rate derivative instrument losses during period	(0.1)	(1.1)	(0.2)	(0.9)
Reclassification adjustment for losses included in net income related to interest rate
derivative instruments	1.8	1.8	5.6	4.7
Total cash flow hedges	1.7	0.7	5.3	3.8
Comprehensive income	7.4	18.5	38.5	37.1
Comprehensive loss (income) attributable to noncontrolling interest:
DEP I Midstream Businesses – Parent	(7.4)	(5.7)	(19.9)	(10.3)
DEP II Midstream Businesses – Parent	22.3	12.7	51.8	44.9
Total comprehensive loss attributable to noncontrolling interest	14.9	7.0	31.9	34.6
Comprehensive income attributable to Duncan Energy Partners L.P.	$22.3	$25.5	$70.4	$71.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Nine Months
	Ended September 30,
	2010	2009
Operating activities:
Net income	$33.2	$33.3
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	152.5	139.1
Equity in income of Evangeline	(0.5)	(1.0)
Loss (gains) from asset sales and related transactions	8.0	(0.4)
Deferred income tax expense	0.1	(0.2)
Non-cash asset impairment charges	1.5	--
Changes in fair market value of derivative instruments	--	(0.1)
Net effect of changes in operating accounts (see Note 17)	18.2	(33.4)
Net cash flows provided by operating activities	213.0	137.3
Investing activities:
Capital expenditures	(649.6)	(306.5)
Contributions in aid of construction costs	6.9	4.2
Proceeds from asset sales and related transactions	2.3	0.9
Other, including loans to EPO (see Note 13)	45.5	(0.8)
Cash used in investing activities	(594.9)	(302.2)
Financing activities:
Borrowings under bank agreements	138.1	60.6
Repayments of debt under bank agreements	(65.6)	(82.1)
Borrowings under Loan Agreement with EPO (see Note 9)	125.0	--
Debt issuance costs	--	(0.4)
Cash distributions to our unitholders and general partner	(78.0)	(63.3)
Cash distributions to EPO as noncontrolling interest	(81.0)	(42.1)
Cash contributions from EPO as noncontrolling interest (see Note 11)	356.7	311.1
Net cash proceeds from the issuance of common units	1.2	137.4
Repurchase of our common units from EPO (see Note 10)	--	(137.4)
Cash provided by financing activities	396.4	183.8
Net changes in cash and cash equivalents	14.5	18.9
Cash and cash equivalents, January 1	3.9	13.0
Cash and cash equivalents, September 30	$18.4	$31.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(Dollars in millions)

	Duncan Energy Partners L.P.
			Accumulated
			Other	Noncontrolling
	Limited	General	Comprehensive	Interest in
	Partners	Partner	Income (Loss)	Subsidiaries	Total
Balance, December 31, 2009	$766.6	$0.2	$(5.4)	$3,375.5	$4,136.9
Net income	64.6	0.5	--	(31.9)	33.2
Amortization of equity awards	4.9	--	--	--	4.9
Net cash proceeds from the issuance of common units	1.2	--	--	--	1.2
Cash distributions to unitholders and general partner	(77.5)	(0.5)	--	--	(78.0)
Cash distributions to EPO as noncontrolling interest	--	--	--	(81.0)	(81.0)
Cash contributions from EPO as noncontrolling interest	--	--	--	356.7	356.7
Change in value of cash flow hedges	--	--	5.3	--	5.3
Other	0.2	(0.1)	--	2.7	2.8
Balance, September 30, 2010	$760.0	$0.1	$(0.1)	$3,622.0	$4,382.0

	Duncan Energy Partners L.P.
			Accumulated
			Other	Noncontrolling
	Limited	General	Comprehensive	Interest in
	Partners	Partner	Income (Loss)	Subsidiaries	Total
Balance, December 31, 2008	$762.0	$0.4	$(9.6)	$3,091.4	$3,844.2
Net income	67.4	0.5	--	(34.6)	33.3
Amortization of equity awards	1.6	*	--	--	1.6
Net cash proceeds from the issuance of common units	137.4	--	--	--	137.4
Common units repurchased from EPO and retired	(137.4)	--	--	--	(137.4)
Cash distributions to unitholders and general partner	(62.8)	(0.5)	--	--	(63.3)
Cash distributions to EPO as noncontrolling interest	--	--	--	(42.1)	(42.1)
Cash contributions from EPO as noncontrolling interest	--	--	--	311.1	311.1
Change in value of cash flow hedges	--	--	3.8	--	3.8
Other	(0.1)	--	--	1.6	1.5
Balance, September 30, 2009	$768.1	$0.4	$(5.8)	$3,327.4	$4,090.1

See Notes to Unaudited Condensed Consolidated Financial Statements.
*Amount is immaterial.

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

References to “Enterprise Products Partners” mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.  Enterprise Products Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  References to “EPGP” mean Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners.  References to “EPO” mean Enterprise Products Operating LLC, which is a wholly owned subsidiary of Enterprise Products Partners.  Enterprise Products Partners conducts substantially all of its business through EPO and its consolidated subsidiaries.  EPO beneficially owns 100% of DEP GP and currently owns 58.5% of our common units.  Enterprise Products Partners consolidates our financial statements with its own.

References to “Holdings” mean Enterprise GP Holdings L.P., a publicly traded Delaware limited partnership, the units of which are listed on the NYSE under the ticker symbol “EPE.”  Holdings owns EPGP.  The general partner of Holdings is EPE Holdings, LLC (“EPE Holdings”), which is a wholly owned subsidiary of Dan Duncan LLC.  On September 3, 2010, Holdings and Enterprise Products Partners entered into an Agreement and Plan of Merger that would, if approved by the Holdings’ unitholders, result in the merger of Holdings with a wholly owned subsidiary of Enterprise Products Partners through a unit-for-unit exchange.

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

Immediately upon Mr. Duncan’s death on March 29, 2010, voting and dispositive control of all of the membership interests of Dan Duncan LLC was transferred pursuant to the DD LLC Voting Trust Agreement to three voting trustees.  The current voting trustees under the DD LLC Voting Trust Agreement (the “DD LLC Trustees”) are: (i) Randa Duncan Williams, Mr. Duncan’s oldest daughter, who is also a director of EPE Holdings; (ii) Dr. Ralph S. Cunningham, who is currently the President and Chief Executive Officer (“CEO”) of EPE Holdings; and (iii) Richard H. Bachmann, who is currently an Executive Vice President, the Chief Legal Officer and Secretary of EPGP and one of three managers of Dan Duncan LLC.  Dr. Cunningham and Mr. Bachmann also serve as directors of EPE Holdings.

The DD LLC Voting Trust Agreement requires that there always be two “Independent Voting Trustees” serving.  If Mr. Bachmann or Dr. Cunningham fail to qualify or cease to serve, then the substitute or successor Independent Voting Trustee(s) will be appointed by the then-serving Independent Voting Trustee, provided that if no Independent Voting Trustee is then serving or if a vacancy in a trusteeship of an Independent Voting Trustee is not filled within ninety days of the vacancy’s occurrence, the CEO of EPGP, currently Michael A. Creel, will appoint the successor Independent Voting Trustee(s).

The DD LLC Voting Trust Agreement also provides for a “Duncan Voting Trustee.”  The Duncan Voting Trustee is appointed by the children of Mr. Duncan acting by a majority or, if less than three

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The estate of Mr. Duncan became the sole member party to the DD LLC Voting Trust Agreement upon the death of Mr. Duncan on March 29, 2010.  For all purposes whatsoever, the DD LLC Trustees are required to treat the member party to the DD LLC Voting Trust Agreement as the beneficial owner of the membership interests of Dan Duncan LLC.  However, the DD LLC Trustees collectively are the record owners of the Dan Duncan LLC membership interests and possess and are entitled to exercise all rights and powers of absolute ownership thereof and to vote, assent or consent with respect thereto and to take party in and consent to any corporate or members’ actions (except those actions, if any, to which the DD LLC Trustees may not legally consent) and subject to the provisions of the DD LLC Voting Trust Agreement, to receive distributions on the Dan Duncan LLC membership interests.  Except as otherwise provided in the DD LLC Voting Trust Agreement, all actions taken by the DD LLC Trustees are by majority vote.

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

References to “EPCO” mean Enterprise Products Company (formerly EPCO, Inc.) and its privately held affiliates.  Prior to Mr. Duncan’s death, we, Enterprise Products Partners, EPO, DEP GP, EPGP, Holdings and EPE Holdings were affiliates under the common control of Mr. Duncan, since he was the controlling shareholder of EPCO and the controlling member of Dan Duncan LLC.  A majority of the outstanding voting capital stock of EPCO is owned of record by a voting trust formed on April 26, 2006, pursuant to the EPCO Inc. Voting Trust Agreement (the “EPCO Voting Trust Agreement”), among EPCO and Mr. Duncan (as the record owner of a majority of the outstanding voting capital stock of EPCO immediately prior to the entering into of the EPCO Voting Trust Agreement and as the initial sole voting trustee).

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

References to the “Employee Partnerships” mean EPE Unit L.P., EPE Unit II, L.P., EPE Unit III, L.P., Enterprise Unit L.P. and EPCO Unit L.P. (“EPCO Unit”), collectively, all of which were privately held affiliates of EPCO.  The Employee Partnerships were liquidated in August 2010.  See Note 3 for additional information.

Note 1.  Partnership Operations and Basis of Presentation

General

We are a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.”  We were formed by EPO in September 2006 and completed our initial public offering of common units in February 2007.  Our business purpose is to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO and other affiliates of EPCO that are under common control.  We are engaged in the business of (i) NGL transportation, fractionation and marketing; (ii) storage of NGL and petrochemical products; (iii) transportation of petrochemical products; and (iv) the gathering, transportation, marketing and storage of natural gas.  Our assets, located primarily in Texas and Louisiana, include: 11,000 miles of natural gas, NGL and petrochemical pipelines; two NGL fractionation facilities; approximately 18 million barrels (“MMBbls”) of leased NGL storage capacity; 8.1 billion cubic feet (“Bcf”) of leased natural gas storage capacity; and 34 underground salt dome caverns with over 100 MMBbls of NGL storage capacity.  Our assets are integral to EPO’s midstream energy operations and are located near significant natural gas production basins such as the Eagle Ford Shale, Barnett Shale and Haynesville Shale plays.

We have three reportable business segments: (i) NGL Pipelines & Services; (ii) Natural Gas Pipelines & Services; and (iii) Petrochemical Services.  Our business segments reflect the manner in which these businesses are managed and reviewed by the CEO of our general partner.  See Note 12 for additional information regarding our business segments.

We are owned 99.3% by our limited partners and 0.7% by our general partner, DEP GP.  At September 30, 2010, EPO owned approximately 58.5% of our limited partner interests and 100% of DEP GP.  We, DEP GP, EPO, Enterprise Products Partners, Holdings, EPE Holdings, EPCO and Dan Duncan LLC are affiliates and under the collective common control of the DD LLC Trustees and EPCO Trustees.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.  See Note 13 for information regarding the ASA and related party matters.

We acquired controlling ownership interests in our consolidated subsidiaries through two drop down transactions, the DEP I and DEP II drop downs, that were sponsored by EPO.  The following information summarizes the businesses acquired in connection with the DEP I and DEP II drop down transactions.

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

In October 2009, we and EPO announced plans for our jointly owned Acadian Gas system to extend its Louisiana intrastate natural gas pipeline system into northwest Louisiana to provide producers in the Haynesville Shale production area with access to additional markets in south Louisiana and connections to nine third-party major interstate natural gas pipelines.  This expansion capital project is referred to as the “Haynesville Extension” of the Acadian Gas system.  As currently designed, the Haynesville Extension will have the potential capacity to transport up to 2.1 Bcf/d of natural gas from the Haynesville area through a 249-mile pipeline that will connect with our existing Acadian Gas system.  The Haynesville Extension is expected to be in service during the third quarter of 2011.

The total expected cost of the Haynesville Extension is approximately $1.56 billion (including capitalized interest).  In June 2010, we agreed to fund 66% of the Haynesville Extension project costs and EPO will fund the remaining 34% of such expenditures; therefore, we estimate that our share of such costs will approximate $1.03 billion.  In order to address our funding requirements under the Haynesville Extension project, we entered into new long-term senior unsecured credit facilities having an aggregate borrowing capacity of $1.25 billion in October 2010.

For information regarding our agreements with EPO related to the Haynesville Extension, see Note  13.  For information regarding our $1.25 billion credit facilities, see Note 9.

▪	Lou-Tex Propylene owns a 263-mile pipeline used to transport chemical-grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas.

▪	Sabine Propylene owns a 21-mile pipeline used to transport polymer-grade propylene from Port Arthur, Texas to a pipeline interconnect in Cameron Parish, Louisiana.

▪	South Texas NGL owns a 297-mile pipeline system used to transport NGLs from our Shoup and Armstrong NGL fractionation facilities in south Texas to Mont Belvieu, Texas.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

▪
Enterprise Texas owns the 6,560-mile Enterprise Texas natural gas pipeline system, which includes the Sherman Extension and Trinity River Lateral pipelines, and leases the Wilson natural gas storage facility.  The Enterprise Texas system, along with the Waha, TPC Offshore and Channel pipeline systems, comprise our Texas Intrastate System.

In July 2010, we completed and placed into service the final segment of our Trinity River Lateral natural gas pipeline, which is a component of our Texas Intrastate System.  In total, the Trinity River Lateral pipeline extends approximately 40 miles from the Trinity River Basin north of Arlington, Texas to an interconnect near Justin, Texas with our Sherman Extension pipeline.  The Trinity River Lateral provides producers in Tarrant and Denton Counties in north Texas with up to 1 Bcf/d of production takeaway capacity.

Our Texas Intrastate System is strategically located to benefit from increasing natural gas production from the Eagle Ford Shale basin located in south Texas.  We are in the process of expanding the system’s natural gas gathering and transportation capabilities as well as increasing our storage capacity at Wilson to handle the expected increase in production volumes.  EPO is funding 100% of the growth capital spending associated with these expansion projects.

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

See Note 11 for detailed information regarding EPO’s noncontrolling interest in the DEP I and DEP II Midstream Businesses.

Interim Reporting

Our results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results expected for the full year.  In our opinion, the accompanying Unaudited

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These Unaudited Condensed Consolidated Financial Statements and the Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report for the year ended December 31, 2009, as initially filed on Form 10-K on March 1, 2010, and as amended on Form 10-K/A on May 21, 2010 (“2009 Form 10-K/A”) (Commission File No. 1-33266).

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

The following table presents the estimated fair values of our financial instruments at the dates indicated:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
Financial Instruments	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$18.4	$18.4	$3.9	$3.9
Accounts receivable	106.5	106.5	142.0	142.0
Financial liabilities:
Accounts payable and accrued expenses	200.1	200.1	145.5	145.5
Other current liabilities (excluding derivative instruments)	22.0	22.0	13.3	13.3
Variable-rate debt	654.8	654.8	457.3	457.3

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

The SEC expects to make a determination in 2011 regarding the mandatory adoption of IFRS, with the expectation that any decision to adopt IFRS will allow U.S. issuers a number of years to transition from current U.S. GAAP.  We continue to monitor developments regarding the potential implementation of IFRS and the ongoing convergence projects of the FASB and IASB.  We will evaluate the impact that any definitive accounting guidance may have on our financial statements once this information is finalized by the appropriate standard setting organizations, including the SEC.

Note 3.  Equity-based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes the expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Restricted unit awards (1)	$1.1	$0.3	$2.7	$1.1
Unit option awards (1)	*	*	0.1	0.1
Profits interests awards (1, 2)	1.8	0.1	2.1	0.4
Total compensation expense	$2.9	$0.4	$4.9	$1.6

(1) Accounted for as equity-classified awards. The fair value of an equity-classified award is amortized to earnings over the requisite service or vesting period.
(2) The increase between periods is due to the liquidation of the Employee Partnerships in August 2010 (see below).
 *  Amount is negligible.

We are charged amounts associated with EPCO’s long-term incentive plans, including the Duncan Energy Partners L.P. Long-Term Incentive Plan (the “2010 Plan”), and other long-term incentive arrangements.  The expense we recognize in connection with equity-classified awards includes amounts associated with the Enterprise Products 1998 Long-Term Incentive Plan and the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan.  EPCO’s equity-classified awards also included profits interests in the Employee Partnerships until their liquidation in August 2010.

With the exception of certain amounts recorded in connection with EPCO Unit (one of the Employee Partnerships), we were not responsible for reimbursing EPCO for any of the costs associated with equity awards.  Beginning in February 2009, the ASA was amended to provide that we and other affiliates of EPCO would reimburse EPCO for our allocated share of distributions of cash or securities made to the Class B limited partners of EPCO Unit.

The 2010 Plan provides for awards of options to purchase common units, restricted common units, unit appreciation rights, phantom units and distribution equivalent rights to employees, directors or consultants providing services to us and our subsidiaries.

Summary of Long-Term Incentive Awards

The following information is being provided regarding the 2010 Plan and EPCO’s other long-term incentive awards under which we have received or may receive an allocation of expense.  EPCO has certain plans under which liability-classified awards may be issued.  As of September 30, 2010, we have not been allocated any costs of liability-classified awards and therefore have not included any discussion of such plans in these disclosures.  EPCO may create additional long-term incentive plans in the future that may result in us receiving an allocation of expense based on services rendered to us by the recipients of such awards.  Unless noted otherwise, the following information is presented on a gross basis (i.e., in total to EPCO and its affiliates) with respect to the type of award granted.  To the extent applicable, we have noted

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

our estimated share of unrecognized compensation costs of such awards and the weighted-average period of time over which we expect to recognize such expense.

Restricted Unit Awards

Restricted unit awards allow recipients to acquire (at no cost to the recipient apart from service or other conditions) limited partner units once a defined vesting period expires, subject to customary forfeiture provisions.  Restricted unit awards may be denominated in our common units or those of Enterprise Products Partners depending on the issuer of the award.  Restricted unit awards issued prior to 2010 generally cliff vest four years from the date of grant.  Beginning with awards issued in 2010, restricted unit awards are typically subject to graded vesting provisions in which one-fourth of each award vests on the first, second, third and fourth anniversaries of the date of grant.  As used in the context of EPCO’s long-term incentive plans, the term “restricted unit” represents a time-vested unit.  Such awards are non-vested until the required service period expires.

The fair value of a restricted unit award is based on the market price per unit of the underlying security on the date of grant.  Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, over the requisite service or vesting period.

The following table presents information regarding restricted unit awards for the period indicated:
		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Enterprise Products Partners L.P. restricted unit awards
Restricted units at December 31, 2009	2,720,882	$27.70
Granted (2,3)	1,353,425	$32.36
Vested (3)	(339,628)	$25.26
Forfeited	(103,558)	$29.54
Restricted units at September 30, 2010	3,631,121	$29.61

Duncan Energy Partners L.P. restricted unit awards
Restricted units at December 31, 2009	--
Granted (3,4)	6,348	$25.26
Vested (3)	(6,348)	$25.26
Restricted units at September 30, 2010	--

(1)   Determined by dividing the aggregate grant date fair value of awards before an allowance for forfeitures by the number of awards issued.
(2)   Aggregate grant date fair value of restricted unit awards denominated in Enterprise Products Partners’ common units was $43.8 million based on grant date market prices of Enterprise Products Partners’ common units ranging from $32.00 to $38.36 per unit. Estimated forfeiture rates ranging between 4.6% and 17% were applied to these awards.
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

In the aggregate, unrecognized compensation cost of restricted unit awards was $53.2 million at September 30, 2010, of which our allocated share of the cost is currently estimated to be $5.2 million.  We expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.1 years.

Unit Option Awards

The 2010 Plan and EPCO’s long-term incentive plans provide for the issuance of non-qualified incentive options.  These option awards may be denominated in our common units or those of Enterprise Products Partners depending on the issuer of the award.  When issued, the exercise price of each option

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

award may be no less than the market price of the underlying security on the date of grant.  In general, option awards have a vesting period of four years from the date of grant.  If option awards are not exercised, these awards generally expire between five and ten years after the date of grant.  There were no options granted under our 2010 Plan during the nine months ended September 30, 2010.

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

The following table presents unit option activity under EPCO’s plans for the period indicated.  As of September 30, 2010, only Enterprise Products Partners has issued and outstanding unit option awards.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	Units	(dollars/unit)	Term (in years)	Value (1)
Unit options at December 31, 2009	3,825,920	$26.52
Granted (2)	785,000	$32.26
Exercised	(812,500)	$25.01
Unit options at September 30, 2010	3,798,420	$28.03	3.9	$0.7
Options exercisable at September 30, 2010	45,000	$24.30	4.4	$0.7

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

In the aggregate, unrecognized compensation cost of unit option awards was $8.5 million at September 30, 2010, of which our allocated share of the cost is currently estimated to be $0.6 million.  We expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.5 years.

Profits Interests Awards

As long-term incentive arrangements, EPCO granted its key employees who perform services on behalf of us, EPCO and other affiliated companies, “profits interests” in the Employee Partnerships.  These partnerships were liquidated in August 2010.  Prior to liquidation, the profits interests awards entitled each holder to participate in the expected long-term appreciation in value of the equity securities owned by each Employee Partnership.  Each of the Employee Partnerships owned either units of Holdings or common units of Enterprise Products Partners or a combination of both.  During the three months ended September 30, 2010, we recognized approximately $2.7 million of expense in connection with the liquidation of the Employee Partnerships.  Of this expense amount, approximately $1.7 million was non-cash.

Note 4.  Derivative Instruments, Hedging Activities and Fair Value Measurements

In the normal course of our business operations, we are exposed to certain risks, including changes in interest rates and commodity prices.  In order to manage risks associated with certain anticipated future transactions, we use derivative instruments.  Derivatives are instruments whose fair value is determined by changes in a specified benchmark such as interest rates or commodity prices.  Fair value is generally defined as the amount at which a derivative instrument could be exchanged in a current transaction between willing parties, not in a forced sale.  Typical derivative instruments include physical forward agreements,

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

futures contracts, floating-to-fixed swaps, basis swaps and options contracts.  Substantially all of our derivatives are used for non-trading activities.

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

Interest Rate Derivative Instruments

We utilized interest rate swaps to manage our exposure to changes in the interest rates charged on borrowings under our $300.0 million unsecured revolving credit facility (the “Revolving Credit Facility”) from September 2007 through September 2010.  This strategy was a component in controlling our cost of capital associated with such borrowings.

Interest rate swaps exchange the stated interest rate paid on a notional amount of debt for a fixed or floating interest rate stipulated in the derivative instrument.  Our interest rate swaps resulted in an increase in interest expense of $1.8 million for each of the three months ended September 30, 2010 and 2009 and increases of $5.6 million and $4.7 million, respectively, for the nine months ended September 30, 2010 and 2009.  Our interest rate swaps expired in September 2010.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our commodity derivative instruments outstanding at September 30, 2010:

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment

Derivatives designated as hedging instruments:
Acadian Gas:
Forecasted sales of natural gas	1.0 Bcf	n/a	Cash flow hedge

Derivatives not designated as hedging instruments:
Acadian Gas:
Natural gas risk management activities (2)	1.0 Bcf	n/a	Mark-to-market

(1)   Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)   Reflects the use of derivative instruments to manage risks associated with natural gas transportation and storage assets.

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

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate derivatives	Other current assets	$--	Other current assets	$--	Other current liabilities	$--	Other current liabilities	$5.5

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$0.4	Other current assets	$0.1	Other current liabilities	$0.4	Other current liabilities	$0.1

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Comprehensive Income and Consolidated Operations for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest rate derivatives	$(0.1)	$(1.1)	$(0.2)	$(0.9)
Commodity derivatives	--	--	(0.1)	--
Total	$(0.1)	$(1.1)	$(0.3)	$(0.9)

Derivatives in Cash Flow Hedging Relationships	Location	Loss Reclassified from Accumulated Other Comprehensive Income/Loss to Income (Effective Portion)
		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
		2010	2009	2010	2009
Interest rate derivatives	Interest expense	$(1.8)	$(1.8)	$(5.6)	$(4.7)

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Recognized in Income on Ineffective Portion of Derivative
		For the Three Months			For the Nine Months
		Ended September 30,			Ended September 30,
		2010	2009		2010		2009
Interest rate derivatives	Interest expense	$--	$	*	$	*	$	*

* Amount is negligible.

Over the next twelve months, we expect to reclassify $0.1 million of losses attributable to our commodity derivative instruments from accumulated other comprehensive loss to earnings as a decrease to revenues.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain/(Loss) Recognized in Income on Derivative
		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
		2010	2009	2010	2009
Commodity derivatives	Revenue	$(0.1)	$(0.2)	$(0.4)	$(0.4)

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

▪
Level 2 fair values are based on pricing inputs other than quoted prices in active markets (as reflected in Level 1 fair values) and are either directly or indirectly observable as of the measurement date.  Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies.  Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, the time value of money, volatility factors, current market and contractual prices for the underlying instruments and other relevant economic measures.  Substantially all of these assumptions (i) are observable in the marketplace throughout the full term of the instrument, (ii) can be derived from observable data or (iii) are validated by inputs other than quoted prices (e.g., interest rate and yield curves at commonly quoted intervals).  Our commodity derivative instruments can consist of instruments such as forwards, swaps and other instruments transacted on an exchange or over-the-counter.  The fair values of these derivatives are based on observable price quotes for similar products and locations.

▪
Level 3 fair values are based on unobservable inputs.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Unobservable inputs reflect our ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk).  Unobservable inputs are based on the best information available to us in the circumstances, which might include our internally developed data.  Level 3 inputs are typically used in connection with internally developed valuation methodologies where we make our best estimate of an instrument’s fair value.  Level 3 generally includes specialized or unique financial instruments that are tailored to meet a customer’s specific needs.  At September 30, 2010, we did not have any Level 3 financial assets or liabilities.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities at September 30, 2010.  These financial assets and liabilities are measured each quarterly reporting period and are classified based on the lowest level of input that is significant to their respective fair value measurements.  Our assessment of the relative significance of such inputs requires judgment.  There were no significant transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2010.

	At September 30, 2010
	Level 1	Level 2	Level 3	Total
Financial assets:
Commodity derivatives	$--	$0.4	$--	$0.4

Financial liabilities:
Commodity derivatives	$0.4	$--	$--	$0.4

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nonfinancial Assets and Liabilities

During the nine months ended September 30, 2010, we reduced certain assets recorded as property, plant and equipment to fair value based on the present value of expected future cash flows (Level 3), resulting in nonrecurring fair value charges totaling $1.5 million.

Note 5.  Inventories

Our inventory amounts were as follows at the dates indicated:
	September 30,	December 31,
	2010	2009
Working inventory (1)	$4.2	$4.4
Forward sales inventory (2)	6.0	6.1
Total inventory	$10.2	$10.5

(1) Working inventory is comprised of inventories of natural gas that are used in the provision for services.
(2) Forward sales inventory consists of identified natural gas volumes dedicated to the fulfillment of forward sales contracts.

Working inventory includes natural gas volumes held for operational system balancing on the Texas Intrastate System.  These natural gas inventories fluctuate as a result of imbalances with shippers and are valued based on a twelve-month rolling average of posted industry prices.  When such volumes are delivered out of inventory, the average cost of these volumes is charged against our accrued gas imbalance payables.  At September 30, 2010 and December 31, 2009, the value of natural gas held in inventory for operational system balancing was $1.8 million and $2.8 million, respectively.

The following table presents our cost of sales and lower of cost or market (“LCM”) adjustments for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Cost of sales (1)	$149.2	$120.7	$448.9	$368.0
LCM adjustments	*	*	0.1	*
(1)   Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations. Period-to-period fluctuations in these amounts are primarily due to changes in natural gas prices.
 *    We recognized nominal LCM adjustments during the periods presented.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Property, Plant and Equipment

Our property, plant and equipment values and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life in Years	September 30, 2010	December 31, 2009
Plant and pipelines (1)	3-45 (4)	$5,049.1	$4,767.0
Underground storage wells and related assets (2)	5-35 (5)	446.7	432.5
Transportation equipment (3)	3-10	12.6	11.3
Land		33.9	27.8
Construction in progress		577.0	233.6
Total		6,119.3	5,472.2
Less: accumulated depreciation		1,047.9	922.6
Property, plant and equipment, net		$5,071.4	$4,549.6

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
(5)   In general, the estimated useful life of this category is 20-35 years (with some components at 5 years).

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Depreciation expense (1)	$46.0	$44.9	$139.9	$130.6
Capitalized interest (2)	1.2	*	1.5	0.2
(1) Depreciation expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
(2) Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.
 *  Amount is immaterial

Operating expense for the three and nine months ended September 30, 2010 includes a $9.1 million non-cash charge resulting from the disposition of a pipeline segment in South Texas that was in natural gas gathering service.

Haynesville Extension

Our consolidated construction in progress amounts at September 30, 2010 include $336 million of capital expenditures related to the Haynesville Extension project.  Based on the current spending forecast for this project, we expect that consolidated capital spending (on a 100% basis, including capitalized interest) for the Haynesville Extension will approximate $200 million for the remainder of 2010 and $1.56 billion for the entire project through completion.

Our 66% share of the total expected cost of the Haynesville Extension is estimated at $1.03 billion.  We expect that our 66% share of the capital spending for this project for the remainder of 2010 will approximate $130 million.  For information regarding the funding of the Haynesville Extension, see “Significant Relationships and Agreements with EPO – Amended Acadian LLC Agreement” under Note 13.

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

The following table presents information regarding our AROs since December 31, 2009:

ARO liability balance, December 31, 2009	$10.4
Liabilities settled during the period	(5.3)
Accretion expense	0.5
Revisions in estimated cash flows	1.9
ARO liability balance, September 30, 2010	$7.5

Property, plant and equipment at September 30, 2010 and December 31, 2009 includes $3.4 million and $5.5 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived assets.  The following table presents forecasted accretion expense associated with our AROs for the years presented:

2010 (1)	2011	2012	2013	2014
$0.1	$0.6	$0.6	$0.7	$0.8
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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

including decisions by Entergy’s management and regulatory approvals that may be required for Entergy to acquire Evangeline’s assets.

We have received no distributions from Evangeline since we acquired our interest in Evangeline in April 2001.  The trust indenture governing Evangeline’s senior notes places restrictions on the payment of distributions to Evangeline’s partners.  Evangeline is permitted to pay distributions if, after giving effect to the distribution, no default or event of default has occurred and is continuing, funds held in its restricted cash account equals or exceeds its debt service requirement and the holders of the senior notes are cash secured.  Our share of undistributed earnings of Evangeline totaled approximately $4.2 million at September 30, 2010.  See Note 9 for a description of Evangeline’s outstanding debt obligations.

The following table presents unaudited summarized income statement (on a 100% basis) information of Evangeline for the periods indicated:

Summarized Income Statement Information for the Three Months Ended
	September 30, 2010			September 30, 2009
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Natural Gas Pipelines & Services	$61.1	$0.7	$0.5	$52.3	$1.1	$0.9

Summarized Income Statement Information for the Nine Months Ended
	September 30, 2010			September 30, 2009
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Natural Gas Pipelines & Services	$151.9	$1.4	$1.0	$131.0	$2.8	$1.9

Note 8.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible asset balances by segment at the dates indicated:

	At September 30, 2010			At December 31, 2009
	Gross	Accum.	Carrying	Gross	Accum.	Carrying
	Value	Amort.	Value	Value	Amort.	Value
NGL Pipelines & Services:
Customer relationship intangibles	$24.6	$(10.4)	$14.2	$24.6	$(8.9)	$15.7
Contract-based intangibles	42.3	(28.4)	13.9	40.8	(24.7)	16.1
Natural Gas Pipelines & Services:
Customer relationship intangibles	21.0	(10.0)	11.0	21.0	(9.0)	12.0
Total all segments	$87.9	$(48.8)	$39.1	$86.4	$(42.6)	$43.8

The following table presents amortization expense related to our intangible assets for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
NGL Pipelines & Services	$1.7	$1.7	$5.2	$5.3
Natural Gas Pipelines & Services	0.3	0.4	1.0	1.1
Total all segments	$2.0	$2.1	$6.2	$6.4

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our forecast of amortization expense associated with existing intangible assets for the years presented:

	For the Year Ended December 31,
	2010 (1)	2011	2012	2013	2014
NGL Pipelines & Services	$1.7	$6.5	$3.0	$1.7	$1.5
Natural Gas Pipelines & Services	0.3	1.2	1.1	1.0	0.9
Total segments	$2.0	$7.7	$4.1	$2.7	$2.4

(1) Amounts represent the estimate for the fourth quarter of 2010.

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

Customer relationship intangible assets.  Customer relationship intangible assets represent the estimated economic value assigned to certain relationships acquired in connection with our DEP I and DEP II drop down transactions whereby (i) we acquired information about or access to customers and (ii) the customers now have the ability to make direct contact with us.  Customer relationships may arise from contractual arrangements (such as supplier contracts and service contracts) and through means other than contracts, such as through regular contact by sales or service representatives.  At September 30, 2010, the carrying value of our customer relationship intangible assets was $25.2 million.

Contract-based intangible assets.  Contract-based intangible assets represent specific commercial rights arising from discrete contractual agreements which we acquired in connection with our DEP I and DEP II drop down transactions.  At September 30, 2010, the carrying value of our contract-based intangible assets was $13.9 million.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  Goodwill is not amortized; however, it is subject to annual impairment testing at the beginning of each fiscal year.  The carrying value of our goodwill does not include any accumulated impairment charges.  We had $4.9 million of goodwill associated with the DEP II Midstream Businesses recorded at September 30, 2010 and December 31, 2009.

Note 9.  Debt Obligations

On October 25, 2010, we entered into new long-term variable rate senior unsecured credit facilities having an aggregate borrowing capacity of $1.25 billion.  The new credit facilities mature in October 2013 and consist of: (i) an $850.0 million multi-year revolving credit facility (the “DEP Multi-Year Revolving Credit Facility”) and (ii) a $400.0 million term loan facility (the “$400 Million Term Loan Facility”).  At closing, we borrowed the full amount available under the $400 Million Term Loan Facility to repay amounts outstanding under our Revolving Credit Facility and the Loan Agreement with EPO.  Upon repayment, our existing Revolving Credit Facility and the Loan Agreement with EPO were terminated.  Our existing $282.3 million term loan agreement (the “Term Loan Agreement”) remains in place and is scheduled to mature in December 2011.

We entered into these new credit agreements primarily to address our share of the funding requirements for the Haynesville Extension project under the Amended Acadian LLC Agreement (see Note 13).  Variable interest rates charged under the new credit facilities are based on the London InterBank Offered Rate (or “LIBOR”) or a base rate, both as defined in the agreement.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated debt obligations consisted of the following at the dates indicated:

	At September 30,	At December 31,
	2010	2009
Revolving Credit Facility, variable rate, due February 2011 (1)	$247.5	$175.0
Term Loan Agreement, variable rate, due December 2011 (2)	282.3	282.3
Loan Agreement with EPO, variable rate, due December 2010 (1,3)	125.0	--
Total long-term debt	$654.8	$457.3

(1)   Amount outstanding at September 30, 2010 is excluded from current liabilities after taking into account repayments made on October 25, 2010 using long-term borrowing capacity under our new $850.0 million DEP Multi-Year Revolving Credit Facility.
(2)   Refers to our April 2008 $300.0 million Term Loan Agreement, the borrowing capacity of which was subsequently reduced to $282.3 million due to the bankruptcy of one of the lenders.
(3)   Refers to our $200.0 million revolving Loan Agreement with EPO.

Loan Agreement with EPO

On June 1, 2010, we entered into a $200 million revolving loan agreement with EPO (the “Loan Agreement with EPO”).  Our borrowings under this revolving loan agreement were primarily used to fund our share of project costs for the Haynesville Extension.  The Loan Agreement with EPO was terminated on October 25, 2010 and amounts due thereunder were repaid using borrowings under our new $400 Million Term Loan Facility.  For the three and nine months ended September 30, 2010, we paid EPO fees of $0.1 million and $0.2 million, respectively, in connection with this loan agreement.  Interest accrued on outstanding borrowings at a variable rate equal to one-month LIBOR plus 2.50%.  We recognized interest expense of $0.5 million for the three and nine months ended September 30, 2010.

Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at September 30, 2010.

Information Regarding Variable Interest Rates Paid

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt obligations during the nine months ended September 30, 2010.

	Range of	Weighted-average
	Interest Rates Paid	Interest Rates Paid
Revolving Credit Facility	0.80% to 1.19%	0.94%
Term Loan Agreement	0.93% to 1.09%	1.00%
Loan Agreement with EPO	2.76% to 2.82%	2.78%

Evangeline Joint Venture Debt Obligation

At September 30, 2010, Evangeline’s debt consisted of $3.2 million of 9.9% fixed rate senior notes due December 2010, which is fully cash secured by Evangeline, and a $3.2 million subordinated note payable due on the 90th day following the final payment of the senior notes.  In July 2010, Evangeline made a $7.0 million payment, of which $2.7 million was applied to accrued interest and $4.3 million was applied to the subordinated note payable.  Evangeline was in compliance with its debt covenants at September 30, 2010.  There have been no changes in the terms of Evangeline’s debt agreements since those reported in our 2009 Form 10-K/A.  At September 30, 2010, the amount of accrued but unpaid interest on the subordinated note payable was negligible.  At December 31, 2009, the amount of accrued but unpaid interest was approximately $10.2 million.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2009, we completed an offering of 8,000,000 common units under this universal shelf registration statement that generated net cash proceeds of approximately $122.9 million after underwriting discounts and other expenses.  In July 2009, the underwriters to this offering exercised their option to purchase an additional 943,400 common units, which generated approximately $14.5 million of additional net proceeds.  The total net cash proceeds from this offering, including the overallotment amount, were used to repurchase an equal number of our common units beneficially owned by EPO – 8,000,000 common units were repurchased in June 2009 and 943,400 common units were repurchased in July 2009.  The repurchased common units were subsequently cancelled.

We filed a registration statement with the SEC authorizing the issuance of up to an aggregate 2,000,000 common units in connection with a distribution reinvestment plan (“DRIP”).  The DRIP gives unitholders of record and beneficial owners of our common units the ability to increase the number of our common units they own through voluntarily reinvesting their quarterly cash distributions into the purchase of additional common units.  Plan participants may purchase our common units at a discount ranging from 0% to 5% (currently set at 5%), which will be set from time to time by us.  We issued 31,762 common units under the DRIP through September 30, 2010.

In February 2010, we filed a registration statement with the SEC authorizing the issuance of up to an aggregate 1,000,000 common units in connection with an employee unit purchase plan (“EUPP”) and a long-term incentive plan.  These plans became effective on February 11, 2010.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the number of common units issued and the net cash proceeds received from our common unit offerings during the nine months ended September 30, 2010:

	Net Cash Proceeds from Issuance of Common Units
	Number of	Contributed	Contributed by	Total
	Common Units	by Limited	General	Net Cash
	Issued	Partners	Partner	Proceeds

February DRIP	10,385	$0.2	$ *	$0.2
May DRIP	11,521	0.3	*	0.3
May EUPP	11,017	0.3	*	0.3
August DRIP	9,856	0.2	*	0.2
August EUPP	6,962	0.2	*	0.2
Total 2010	49,741	$1.2	$ *	$1.2

* Amount is negligible.

Net cash proceeds received from our common unit offerings were used for general partnership purposes.

Summary of Changes in Outstanding Units

The following table summarizes changes in the number of our limited partner units outstanding for the since December 31, 2009:

		Restricted
	Common	Common
	Units	Units
Balance, December 31, 2009	57,676,987	--
Common units issued in connection with DRIP and EUPP	49,741	--
Restricted units issued to independent directors under our 2010 Plan	--	6,348
Conversion of restricted units to common units	6,348	(6,348)
Balance, September 30, 2010	57,733,076	--

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

	Cash Distribution History
	Per	Record	Payment
	Unit	Date	Date
2009
1st Quarter	0.4300	April 30, 2009	May 8, 2009
2nd Quarter	0.4350	July 31, 2009	August 7, 2009
3rd Quarter	0.4400	October 30, 2009	November 5, 2009
4th Quarter	0.4450	January 29, 2010	February 5, 2010
2010
1st Quarter	0.4475	April 30, 2010	May 6, 2010
2nd Quarter	0.4500	July 30, 2010	August 6, 2010
3rd Quarter	0.4525	October 29, 2010	November 8, 2010

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) balance reflects a loss of $5.4 million at December 31, 2009, which related primarily to our interest rate derivative instruments.  Our balance at September 30, 2010 reflects a loss of $0.1 million related to our commodity derivative instruments.

Note 11.  Noncontrolling Interest

We account for EPO’s retained ownership interests in each of the DEP I and DEP II Midstream Businesses as noncontrolling interest.  Under this method of presentation, all revenues and expenses of these businesses are included in our consolidated net income and EPO’s share (as Parent) of the earnings of these businesses is deducted from consolidated net income to derive net income attributable to Duncan Energy Partners L.P.  EPO’s ownership of the net assets of the DEP I and DEP II Midstream Businesses is presented as noncontrolling interest in subsidiaries (a component of equity) on our Unaudited Condensed Consolidated Balance Sheets.  See Note 1 for a general description of the DEP I and DEP II Midstream Businesses.

DEP I Midstream Businesses – Parent

The following table presents our calculation of “Net income (loss) attributable to noncontrolling interest – DEP I Midstream Businesses – Parent” for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Total net income of DEP I Midstream Businesses, after special allocations	$18.5	$19.0	$51.7	$49.0
Multiplied by Parent 34% interest in net income	x 34%	x 34%	x 34%	x 34%
Parent 34% interest in net income, after special allocations	6.4	6.4	17.6	16.7
Add (deduct) operational measurement gains (losses) allocated to Parent	2.6	0.8	7.0	(1.8)
Less depreciation expense related to capital projects funded entirely by and allocated to Parent	(1.6)	(1.5)	(4.7)	(4.6)
Net income attributable to noncontrolling interest – DEP I Midstream Businesses – Parent	$7.4	$5.7	$19.9	$10.3

The DEP I Midstream Businesses allocate their net income (or loss) to EPO and us based on our respective sharing ratios, which are currently 34% for EPO and 66% for us.  In deriving the net income (or loss) of Mont Belvieu Caverns to be allocated between EPO and us, certain special allocations are required: (i) EPO is allocated all operational measurement gains and losses and (ii) EPO is allocated 100% of the depreciation expense related to capital projects that it has fully funded.

The following table provides a reconciliation of the amount presented as “Noncontrolling interest in subsidiaries – DEP I Midstream Businesses – Parent,” on our Unaudited Condensed Consolidated Balance Sheets at September 30, 2010:

December 31, 2009 balance	$487.3
Net income attributable to noncontrolling interest – DEP I Midstream Businesses – Parent	19.9
Contributions made by EPO to Mont Belvieu Caverns in connection with the Caverns LLC Agreement	17.4
Contributions made by EPO to Acadian Gas in connection with the Amended Acadian LLC Agreement	85.2
Other contributions made by EPO to the DEP I Midstream Businesses	25.3
Distributions paid to EPO by the DEP I Midstream Businesses	(21.0)
September 30, 2010 balance	$614.1

Cash distributions by the DEP I Midstream Businesses to EPO and us are paid in accordance with each owner’s respective sharing ratio.  Likewise, cash contributions by EPO and us to the DEP I Midstream Businesses are made in accordance with the same sharing ratios; however, special funding arrangements exist with respect to certain capital projects under the terms of the limited liability company agreement of Mont Belvieu Caverns (the “Caverns LLC Agreement”) and an Omnibus Agreement.  No capital spending for the DEP I Midstream Businesses was funded by EPO under the Omnibus Agreement during 2010.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  Caverns LLC Agreement.  EPO made cash contributions of $17.4 million and $14.1 million under the Caverns LLC Agreement during the nine months ended September 30, 2010 and 2009, respectively, to fund 100% of certain storage-related infrastructure projects sponsored by and for the benefit of EPO’s NGL marketing activities.  Duncan Energy Partners elected to not participate in these projects.  Although Mont Belvieu Caverns owns the constructed assets, it is not expected to benefit economically from these specific capital improvements.  As a result, EPO is not expected to receive an increased allocation of earnings or cash flows from Mont Belvieu Caverns as a result of these contributed capital expenditures.  EPO will, however, be allocated the depreciation expense attributable to these projects.  EPO’s NGL marketing activities receive economic benefit directly from these expansion projects via increased marketing revenues.  Additional contributions of approximately $9.9 million are expected from EPO to fund these specific projects for the remainder of 2010.

Operational measurement gains and losses are created when product is moved between storage wells and are attributable to pipeline and well connection measurement variances.  The Caverns LLC Agreement allocates to EPO any items of income or loss relating to net operational measurement gains and losses, including amounts that Mont Belvieu Caverns may retain for handling losses.  As such, EPO is required to contribute cash to Mont Belvieu Caverns for net operational measurement losses and is entitled to receive cash distributions from Mont Belvieu Caverns for net operational measurement gains. Operational measurement gains and losses are reflected in our consolidated operating costs and expenses and gross operating margin amounts; however, these gains and losses do not impact net income attributable to Duncan Energy Partners since they are allocated to EPO through noncontrolling interest.  In addition, operational measurement gains or losses do not have a significant impact on us with respect to the timing of our net cash flows provided by operating activities.  Accordingly, we have not established a reserve for operational measurement losses on our balance sheet.

 Amended Acadian LLC Agreement.  On June 1, 2010, we entered into a second amended and restated limited liability company agreement for Acadian Gas (the “Amended Acadian LLC Agreement”) with EPO.  As part of this agreement, we and EPO agreed to fund the construction of the Haynesville Extension in accordance with our respective sharing ratios in Acadian Gas (i.e., 66% for us and 34% for EPO).  EPO made cash contributions of $85.2 million to Acadian Gas under the Amended Acadian LLC Agreement in connection with the Haynesville Extension project during the nine months ended September 30, 2010.  For additional information regarding the Amended Acadian LLC Agreement, see “Significant Relationships and Agreements with EPO – Amended Acadian LLC Agreement” under Note 13.

For additional information regarding our agreements with EPO in connection with the DEP I drop down transaction, see Note 13.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

annualized return rate for fiscal 2010 is 12.087%.  If we participate in an expansion capital project involving the DEP II Midstream Businesses, we may request an incremental adjustment to the then-applicable annualized return rate to reflect our weighted-average cost of capital associated with such contribution.

The annualized return rate is applied to each party’s aggregate investment (or “Distribution Base”) in the DEP II Midstream Businesses.  To the extent that we and/or EPO make capital contributions to fund expansion capital projects involving the DEP II Midstream Businesses, the Distribution Base of the contributing member will be increased by that member’s capital contribution at the time such contribution is made.  At December 8, 2008 and September 30, 2010, our Distribution Base was $730.0 million.  EPO’s Distribution Base was $452.1 million, $817.9 million and $1.05 billion at December 8, 2008, December 31, 2009 and September 30, 2010, respectively.  The increase in EPO’s Distribution Base is the result of its funding 100% of the expansion capital projects of the DEP II Midstream Businesses since December 8, 2008.  For the nine months ended September 30, 2010, EPO funded $228.3 million of expansion capital spending for the DEP II Midstream Businesses.  This spending primarily relates to natural gas pipeline projects in the Barnett Shale (e.g., completion of the Trinity River Lateral in July 2010) and ongoing expansions of our pipeline network in the Eagle Ford Shale region.  We have not yet participated in the expansion capital project spending of the DEP II Midstream Businesses, although we may elect to invest in existing or future expansion projects at a later date.

Net income (or loss) of the DEP II Midstream Businesses is first allocated to us and EPO based on each entity’s Percentage Interest of 22.6% and 77.4%, respectively, and then in a manner that in part follows the cash distributions paid by (or contributions made to) each of the DEP II Midstream Business.  Under our income sharing arrangement with EPO, we are allocated additional income (in excess of our Percentage Interest) to the extent that the cash distributions we receive (or contributions made) exceed the amount we would have been entitled to receive (or required to fund) based solely on our Percentage Interest.  This additional earnings allocation to us reduces the amount of income allocated to EPO by an equal amount and may result in EPO being allocated a loss when we are allocated income.  Our participation in the expected future increase in cash flow from such projects after EPO receives its full Tier II distribution is limited (beyond our annualized return amount) to 2% of such upside, with EPO receiving 98% of the benefit.

The following table presents the allocation of net loss of the DEP II Midstream Businesses for the three months ended September 30, 2010:

		EPO	DEP
Total net loss of DEP II Midstream Businesses		$(10.7)	$(10.7)
Multiplied by each owner's Percentage Interest		77.4%	22.6%
Base earnings allocation to each owner		(8.3)	(2.4)
Additional earnings allocation to Duncan Energy Partners:
Total distributions paid by the DEP II Midstream Businesses with respect to period	$35.6
Multiplied by 22.6% Percentage Interest of Duncan Energy Partners	22.6%
Duncan Energy Partners’ Percentage Interest in the total cash distributions paid by the DEP II Midstream Businesses with respect to period	8.1
Less actual distributions paid to Duncan Energy Partners with respect to period based on annualized return for period	(22.1)	(14.0)	14.0
Net loss attributable to EPO as noncontrolling interest		$(22.3)
Net income attributable to Duncan Energy Partners			$11.6

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allocation of net income of the DEP II Midstream Businesses for the three months ended September 30, 2009:

		EPO	DEP
Total net income of DEP II Midstream Businesses		$3.0	$3.0
Multiplied by each owner's Percentage Interest		77.4%	22.6%
Base earnings allocation to each owner		2.3	0.7
Additional earnings allocation to Duncan Energy Partners:
Total distributions paid by the DEP II Midstream Businesses with respect to period	$29.4
Multiplied by 22.6% Percentage Interest of Duncan Energy Partners	22.6%
Duncan Energy Partners’ Percentage Interest in the total cash distributions paid by the DEP II Midstream Businesses with respect to period	6.6
Less actual distributions paid to Duncan Energy Partners with respect to period based on annualized return for period	(21.6)	(15.0)	15.0
Net loss attributable to EPO as noncontrolling interest		$(12.7)
Net income attributable to Duncan Energy Partners			$15.7

The following table presents the allocation of net loss of the DEP II Midstream Businesses for the nine months ended September 30, 2010:

		EPO	DEP
Total net loss of DEP II Midstream Businesses		$(9.9)	$(9.9)
Multiplied by each owner's Percentage Interest		77.4%	22.6%
Base earnings allocation to each owner		(7.7)	(2.2)
Additional earnings allocation to Duncan Energy Partners:
Total distributions paid by the DEP II Midstream Businesses with respect to period	$97.6
Multiplied by 22.6% Percentage Interest of Duncan Energy Partners	22.6%
Duncan Energy Partners’ Percentage Interest in the total cash distributions paid by the DEP II Midstream Businesses with respect to period	22.1
Less actual distributions paid to Duncan Energy Partners with respect to period based on annualized return for period	(66.2)	(44.1)	44.1
Net loss attributable to EPO as noncontrolling interest		$(51.8)
Net income attributable to Duncan Energy Partners			$41.9

The following table presents the allocation of net income of the DEP II Midstream Businesses for the nine months ended September 30, 2009:

		EPO	DEP
Total net income of DEP II Midstream Businesses		$1.5	$1.5
Multiplied by each owner's Percentage Interest		77.4%	22.6%
Base earnings allocation to each owner		1.1	0.4
Additional earnings allocation to Duncan Energy Partners:
Total distributions paid by the DEP II Midstream Businesses with respect to period	$83.6
Multiplied by 22.6% Percentage Interest of Duncan Energy Partners	22.6%
Duncan Energy Partners’ Percentage Interest in the total cash distributions paid by the DEP II Midstream Businesses with respect to period	18.9
Less actual distributions paid to Duncan Energy Partners with respect to period based on annualized return for period	(64.9)	(46.0)	46.0
Net loss attributable to EPO as noncontrolling interest		$(44.9)
Net income attributable to Duncan Energy Partners			$46.4

The DEP II Midstream Businesses distributed an aggregate of $35.6 million and $29.4 million for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, the DEP II Midstream Businesses distributed an aggregate of $97.6 and $83.6 million, respectively.  Of these amounts, EPO received $13.5 million and $7.8 million for the three months ended September 30, 2010 and 2009, respectively, and $31.4 million and $18.7 million for the nine months ended September 30, 2010 and 2009, respectively.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The $22.1 million and $66.2 million received by us from the DEP II Midstream Businesses with respect to the three and nine months ended September 30, 2010, respectively, represent approximately one-quarter and three-quarters, respectively, of the annualized return rate for 2010 of 12.087% multiplied by our Distribution Base of $730.0 million.  As a result, we received our expected Tier I distributions for the periods indicated.  Based on EPO’s Distribution Base, it was entitled to $31.6 million and $87.5 million of Tier II distributions for the three and nine months ended September 30, 2010, respectively, of which it received $13.5 million and $31.4 million, respectively.  No Tier III distributions were paid by the DEP II Midstream Businesses with respect to the nine months ended September 30, 2010.

The following table provides a reconciliation of the amount presented as “Noncontrolling interest in subsidiaries – DEP II Midstream Businesses – Parent,” on our Unaudited Condensed Consolidated Balance Sheets at September 30, 2010:

December 31, 2009 balance	$2,888.2
Allocated loss from DEP II Midstream Businesses to EPO as Parent	(51.8)
Contributions by EPO in connection with expansion cash calls	228.3
Distributions to noncontrolling interest of subsidiary operating cash flows	(34.7)
Return of contributions to EPO in connection with the transfer of an expansion capital project to Mont Belvieu Caverns	(25.4)
Other general contributions from noncontrolling interest, net	3.3
September 30, 2010 balance	$3,007.9

For additional information regarding our agreements with EPO in connection with the DEP I or II drop down transaction, see “Significant Relationships and Agreements with EPO” under Note 13.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows our measurement of total segment gross operating margin for the periods indicated:

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
		2010	2009	2010	2009
Revenues		$283.7	$244.6	$839.5	$728.1
Less:	Operating costs and expenses	(268.5)	(220.8)	(780.8)	(675.7)
Add:	Equity in income of Evangeline	0.3	0.5	0.5	1.0
	Depreciation, amortization and accretion in operating costs and expenses (1)	49.9	47.4	149.0	137.7
	Non-cash impairment charge	--	--	1.5	--
Less:	Losses (gains) from asset sales and related
	transactions in operating costs and expenses (2)	9.0	(0.1)	8.0	(0.4)
Total segment gross operating margin		$74.4	$71.6	$217.7	$190.7

(1)    Amount is a component of “Depreciation, amortization and accretion” as presented on our Unaudited Condensed Statements of Consolidated Cash Flows.
(2)   Amount presented for the three and nine months ended September 30, 2010 includes a $9.1 million loss related to the disposal of a non-strategic pipeline segment owned by Enterprise Texas.

The following table presents a reconciliation of our non-GAAP total segment gross operating margin to GAAP operating income and income before benefit from (provision for) income taxes for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Total segment gross operating margin	$74.4	$71.6	$217.7	$190.7
Adjustments to reconcile total segment gross operating margin to operating income:
Depreciation, amortization and accretion in operating costs and expenses	(49.9)	(47.4)	(149.0)	(137.7)
Non-cash impairment charge	--	--	(1.5)	--
Gains (losses) from asset sales and related transactions in operating costs and expenses	(9.0)	0.1	(8.0)	0.4
General and administrative costs	(6.4)	(3.2)	(16.1)	(8.8)
Operating income	9.1	21.1	43.1	44.6
Other expense, net	(2.9)	(3.4)	(9.2)	(10.5)
Income before benefit from (provision for) income taxes	$6.2	$17.7	$33.9	$34.1

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information by segment, together with reconciliations to our consolidated totals, is presented in the following table:

	Natural Gas	NGL		Adjustments
	Pipelines	Pipelines	Petrochemical	and	Consolidated
	& Services	& Services	Services	Eliminations	Totals
Revenues from third parties:
Three months ended September 30, 2010	$83.2	$25.1	$3.7	$--	$112.0
Three months ended September 30, 2009	94.4	18.1	3.5	--	116.0
Nine months ended September 30, 2010	306.6	77.4	10.4	--	394.4
Nine months ended September 30, 2009	261.7	64.6	10.2	--	336.5

Revenues from related parties:
Three months ended September 30, 2010	131.3	40.4	--	--	171.7
Three months ended September 30, 2009	89.7	38.9	--	--	128.6
Nine months ended September 30, 2010	336.0	109.1	--	--	445.1
Nine months ended September 30, 2009	290.9	100.7	--	--	391.6

Total revenues:
Three months ended September 30, 2010	214.5	65.5	3.7	--	283.7
Three months ended September 30, 2009	184.1	57.0	3.5	--	244.6
Nine months ended September 30, 2010	642.6	186.5	10.4	--	839.5
Nine months ended September 30, 2009	552.6	165.3	10.2	--	728.1

Equity in income of Evangeline:
Three months ended September 30, 2010	0.3	--	--	--	0.3
Three months ended September 30, 2009	0.5	--	--	--	0.5
Nine months ended September 30, 2010	0.5	--	--	--	0.5
Nine months ended September 30, 2009	1.0	--	--	--	1.0

Gross operating margin:
Three months ended September 30, 2010	46.3	25.5	2.6	--	74.4
Three months ended September 30, 2009	40.5	28.3	2.8	--	71.6
Nine months ended September 30, 2010	125.9	84.0	7.8	--	217.7
Nine months ended September 30, 2009	109.5	73.3	7.9	--	190.7

Segment assets:
At September 30, 2010	3,498.9	964.4	81.2	577.0	5,121.5
At December 31, 2009	3,340.8	946.1	83.4	233.6	4,603.9

Property, plant and equipment: (see Note 6)
At September 30, 2010	3,477.4	935.8	81.2	577.0	5,071.4
At December 31, 2009	3,318.8	913.8	83.4	233.6	4,549.6

Investment in Evangeline: (see Note 7)
At September 30, 2010	6.1	--	--	--	6.1
At December 31, 2009	5.6	--	--	--	5.6

Intangible assets: (see Note 8)
At September 30, 2010	11.0	28.1	--	--	39.1
At December 31, 2009	12.0	31.8	--	--	43.8

Goodwill: (see Note 8)
At September 30, 2010	4.4	0.5	--	--	4.9
At December 31, 2009	4.4	0.5	--	--	4.9

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Natural Gas Pipelines & Services:
Sales of natural gas	$139.0	$113.6	$419.6	$348.9
Natural gas transportation services	71.8	66.1	210.8	192.5
Natural gas storage services	3.7	4.4	12.2	11.2
Total	214.5	184.1	642.6	552.6
NGL Pipelines & Services:
Sales of NGLs	10.2	9.4	31.2	24.3
Sales of other products	4.5	2.3	12.7	8.6
NGL and petrochemical storage services	30.8	26.7	86.7	76.4
NGL fractionation services	8.1	7.2	22.2	22.0
NGL transportation services	11.4	10.8	32.2	32.0
Other services	0.5	0.6	1.5	2.0
Total	65.5	57.0	186.5	165.3
Petrochemical Services:
Propylene transportation services	3.7	3.5	10.4	10.2
Total consolidated revenues	$283.7	$244.6	$839.5	$728.1

Consolidated costs and expenses:
Operating costs and expenses:
Cost of natural gas and NGL sales	$145.8	$116.7	$441.5	$362.3
Depreciation, amortization and accretion	49.9	47.4	149.0	137.7
Losses (gains) from asset sales and related transactions	9.0	(0.1)	8.0	(0.4)
Other operating expenses	63.8	56.8	182.3	176.1
General and administrative costs	6.4	3.2	16.1	8.8
Total consolidated costs and expenses	$274.9	$224.0	$796.9	$684.5

Changes in our revenues and operating costs and expenses period-to-period are due in part to changes in energy commodity prices.  In general, higher energy commodity prices result in an increase in our revenues attributable to the sale of natural gas and NGLs; however, these higher commodity prices also increase the associated cost of sales as purchase prices rise.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenue:
Revenues from EPO:
Sales of natural gas	$39.9	$27.0	$102.0	$109.5
Natural gas transportation services	32.5	12.2	86.8	36.1
Natural gas storage services	--	0.7	1.3	1.9
Sales of NGLs	14.2	15.2	34.6	28.8
NGL and petrochemical storage services	9.9	9.1	28.2	27.6
NGL fractionation services	8.1	6.9	22.2	21.1
NGL transportation services	8.0	7.4	23.9	22.9
Sales of natural gas – Evangeline	58.9	49.8	145.7	143.3
Natural gas transportation services – Energy Transfer Equity	--	--	0.2	0.1
NGL and petrochemical storage services – Energy Transfer Equity	0.2	0.3	0.2	0.3
Total related party revenues	$171.7	$128.6	$445.1	$391.6

Operating costs and expenses:
EPCO ASA	$23.1	$25.1	$66.5	$64.2
Expenses with EPO:
Purchases of natural gas	24.2	13.0	53.5	47.5
Operational measurement losses (gains)	(2.6)	(0.8)	(7.0)	1.8
Other expenses with EPO	3.7	3.8	12.5	12.5
Purchases of natural gas – Nautilus	--	(0.1)	0.2	1.7
Expenses with Energy Transfer Equity:
Purchases of natural gas (1)	2.1	1.7	7.9	(1.5)
Operating cost reimbursements for shared facilities	(0.5)	(0.9)	(2.4)	(2.6)
Other expenses with Energy Transfer Equity	(2.1)	0.4	(0.8)	1.1
Total related party operating costs and expenses	$47.9	$42.2	$130.4	$124.7

General and administrative costs:
EPCO ASA	$5.9	$2.9	$13.4	$7.8

Other income (expense) transactions:
Interest expense on note payable to EPO	$(0.6)	$--	$(0.6)	$--

(1)   Amounts include gas imbalances of $(2.4) million and $(0.5) million with Energy Transfer Equity for the three months ended September 30, 2010 and 2009, respectively and gas imbalances of $(2.5) million and $(6.0) million with Energy Transfer Equity for the nine months ended September 30, 2010 and 2009, respectively.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our related party receivable and payable amounts at the dates indicated:

	September 30,	December 31,
	2010	2009
Accounts receivable – related parties:
EPO and affiliates (1)	$9.8	$47.0
Evangeline	15.7	7.3
Energy Transfer Equity and affiliates	0.7	0.2
Total	$26.2	$54.5

Accounts payable – related parties:
EPO and affiliates	$18.4	$5.5
EPCO and affiliates	9.1	8.1
Total	$27.5	$13.6

Accrued interest payable – related parties:
EPO (2)	$0.2	$--

(1)   In December 2009, EPO borrowed $45.6 million under a master intercompany loan agreement, which was subsequently repaid in January 2010. See “Significant Relationships and Agreements with EPO” under this Note 13 for more information.
(2)   Our accrued interest payable with EPO is a component of “Other current liabilities” as presented on our Unaudited Condensed Consolidated Balance Sheets.

We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties.

Significant Relationships and Agreements with EPO

Our assets are integral to EPO’s midstream energy operations. We believe that the operational significance of our assets to EPO, as well as the alignment of our respective economic interests in these assets, will result in a collaborative effort to promote their operational efficiency and maximize value.  In addition, we believe our relationship with EPO and EPCO provides us with a distinct benefit in both the operation of our assets and in the identification and execution of potential future acquisitions that are not otherwise taken by Enterprise Products Partners or Holdings in accordance with our business opportunity agreements.  One of our primary business purposes is to support the growth objectives of EPO and other affiliates of EPCO that are under common control.

At September 30, 2010, EPO owned approximately 58.5% of our limited partner interests and 100% of our general partner.  EPO was the sponsor of the DEP I and DEP II drop down transactions and owns noncontrolling economic interests in the DEP I and DEP II Midstream Businesses.  For a description of EPO’s noncontrolling interest in the income and net assets of the DEP I and DEP II Midstream Businesses, see Note 11.  EPO may contribute or sell other equity interests or assets to us; however, EPO has no obligation or commitment to make such contributions or sales to us, nor do we have any obligation or commitment to accept such contributions or make such acquisitions.

EPO has continuing involvement with our subsidiaries, including the following: (i) it utilizes our storage services to support its operations at Mont Belvieu, Texas; (ii) it buys from, and sells to, us natural gas in connection with its normal business activities; and (iii) it is currently the sole shipper on an NGL pipeline system located in south Texas that we own.

Master Intercompany Loan Agreement.  On December 31, 2009, we and EPO entered into a master intercompany loan agreement with the DEP I and DEP II Midstream Businesses.  This agreement will be used from time to time to facilitate cash management efforts in connection with the DEP I and DEP II Midstream Businesses.  On December 31, 2009, we and EPO borrowed $1.3 million and $45.6 million, respectively, under the agreement at a market rate of interest.  EPO’s intercompany borrowing is a component of “Accounts receivable – related parties” on our Unaudited Condensed Consolidated Balance Sheets at December 31, 2009.  These amounts were subsequently repaid on January 4, 2010.  The interest

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rate applicable to these short-term borrowings was 0.73% per annum.  Amounts borrowed by us and the related interest eliminate in consolidation.  There were no loans issued under this agreement during the nine months ended September 30, 2010.

Loan Agreement with EPO.  On June 1, 2010, we entered into a loan agreement with EPO.  We had borrowings of $125.0 million under the Loan Agreement with EPO at September 30, 2010.  See Note 9 for additional information regarding this related party agreement.

Omnibus Agreement.  On December 8, 2008, we entered into an amended and restated Omnibus Agreement (the “Omnibus Agreement”) with EPO that addressed various matters.  The key provisions of this agreement at September 30, 2010 are summarized as follows:

▪
EPO was granted a right of first refusal in our current and future subsidiaries and a right of first refusal on the material assets of such subsidiaries, other than sales of inventory and other assets in the ordinary course of business;

▪
EPO was granted a preemptive right with respect to any equity securities issued by certain of our subsidiaries, other than those that may be issued as consideration in an acquisition or in connection with a loan or debt financing;

▪	Neither EPO nor any of its affiliates are restricted under the Omnibus Agreement from competing against us;

▪
We and EPO agreed to negotiate in good faith any necessary amendments to the partnership or company agreements of the DEP II Midstream Businesses when either party believes that business circumstances have changed; and

▪	Our general partner’s Audit, Conflicts and Governance Committee must approve amendments to the Omnibus Agreement when such amendments would adversely affect our unitholders.

Under the Omnibus Agreement, EPO also indemnified us for certain environmental liabilities, tax liabilities and right-of-way defects associated with the assets it contributed to us in connection with the DEP I and DEP II dropdown transactions.  These indemnifications terminated on February 5, 2010.  No claims were made under the indemnification agreement.

Mont Belvieu Caverns’ LLC Agreement. As a key provision, the Caverns LLC Agreement dated November 1, 2008 states that if Duncan Energy Partners elects to not participate in the expansion projects of Mont Belvieu Caverns, then EPO is responsible for funding 100% of such projects.  To the extent such non-participated projects generate identifiable incremental cash flows for Mont Belvieu Caverns in the future, the earnings and cash flows of Mont Belvieu Caverns will be adjusted to allocate such incremental amounts to EPO, by special allocation or otherwise.  Under the terms of the Caverns LLC Agreement, Duncan Energy Partners may elect to acquire a 66% share of these expansion projects from EPO within 90 days of such projects being placed in service.  The Caverns LLC Agreement provides for EPO, effective November 2008, to prospectively receive a special allocation of 100% of the depreciation related to expansion projects that it has fully funded.  The Caverns LLC Agreement also requires the allocation to EPO of operational measurement gains and losses.  See Note 11 for information regarding the allocation of operational measurement gains and losses to EPO as well as EPO’s funding of expansion projects under Caverns LLC Agreement.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amended Acadian LLC Agreement.  On June 1, 2010, we entered into the Amended Acadian LLC Agreement with EPO.  As part of this agreement, we and EPO agreed to fund the construction of the Haynesville Extension in accordance with our respective sharing ratios in Acadian Gas (i.e., 66% for us and 34% for EPO).  The total expected cost of the Haynesville Extension is approximately $1.56 billion (including capitalized interest); therefore, we estimate that our share of such costs will approximate $1.03 billion.  In order to address our funding requirements under the Haynesville Extension project, we entered into new long-term senior unsecured credit facilities in October 2010 having an aggregate borrowing capacity of $1.25 billion (see Note 9).

 As part of the agreement, we reimbursed EPO for 66% of certain construction expenses it paid related to the Haynesville Extension project from the inception of the project through the date of the agreement (plus interest).  In June 2010, Acadian Gas acquired a purchase order, originally held by EPO for a previous project, for approximately 175 miles of pipe with a value of $167.4 million.  This pipe will be used in the construction of the Haynesville Extension.  Acadian Gas reimbursed EPO approximately $90.9 million for its prior payments on this order of pipe, of which our 66% share was approximately $60.0 million.

The Amended Acadian LLC Agreement also includes provisions related to future expansion projects of Acadian Gas other than the Haynesville Extension.  When such projects are presented for funding, Acadian Gas will request additional capital contributions from us and EPO based on our respective sharing ratios.  Acadian Gas will provide us and EPO with written notice of the due date for our initial contributions and we and EPO will have 20 days to give a written reply as to whether we elect to participate in the expansion project.  We or EPO may propose to contribute an amount less than that requested by Acadian Gas, at which time we and EPO will decide whether to proceed with the expansion project.

Relationship with EPCO

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant the ASA or by other service providers.  We, Enterprise Products Partners, Holdings and our respective general partners are parties to the ASA.  The significant terms of the ASA are as follows:

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The ASA also addresses potential conflicts that may arise among Enterprise Products Partners (including EPGP), Holdings (including EPE Holdings), Duncan Energy Partners (including DEP GP), and the EPCO Group with respect to business opportunities (as defined within the ASA) with third parties.  The EPCO Group includes EPCO and its other affiliates, but excludes Enterprise Products Partners, Holdings, Duncan Energy Partners and their respective general partners.

Relationship with Evangeline

Acadian Gas sold $58.9 million and $49.8 million of natural gas to Evangeline, under its natural gas purchase contract with Evangeline, during the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, Acadian Gas sold $145.7 million and $143.3 million, respectively, of natural gas to Evangeline.  The amount of natural gas purchased by Evangeline pursuant to this contract averaged approximately 66.1 BBtus per day (“BBtus/d”) and 71.3 BBtus/d during the three months ended September 30, 2010 and 2009, respectively, and 49.6 BBtus/d and 53.8 BBtus/d during the nine months ended September 30, 2010 and 2009, respectively.

Relationship with Energy Transfer Equity

Holdings acquired equity method investments in Energy Transfer Equity and its general partner in May 2007.  As a result of the common control of Holdings and us, Energy Transfer Equity became a related party to us.  Our revenues from Energy Transfer Equity are attributable to natural gas transportation services.  Our related party expenses with Energy Transfer Equity primarily include natural gas purchases for pipeline imbalances, reimbursements of operating costs for shared facilities and the lease of a pipeline in South Texas.

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

The amount of net income or loss allocated to limited partner interests is net of our general partner’s share of such earnings.  The following table presents the allocation of net income to DEP GP for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income attributable to Duncan Energy Partners L.P.	$20.6	$24.8	$65.1	$67.9
Multiplied by DEP GP ownership interest	0.7%	0.7%	0.7%	0.7%
Net income allocation to DEP GP	$0.2	$0.2	$0.5	$0.5

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income allocation to Duncan Energy Partners	$20.6	$24.8	$65.1	$67.9
Less: Income allocation to DEP GP	(0.2)	(0.2)	(0.5)	(0.5)
Net income allocation to limited partners	$20.4	$24.6	$64.6	$67.4

Basic and diluted earnings per unit:
Numerator (net income allocation to limited partners)	$20.4	$24.6	$64.6	$67.4
Denominator (weighted-average common units outstanding):
Common units	57.7	57.7	57.7	57.7

Earnings per unit	$0.36	$0.43	$1.12	$1.17

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

Our reserve for litigation contingencies totaled $6.8 million at September 30, 2010 and relates to a contractual dispute involving our South Texas NGL pipeline system owned by Enterprise GC (a DEP II Midstream Business) that began prior to its acquisition from a third party in September 2004.  This reserve was established during the third quarter of 2010 due to the specific facts and circumstances of the underlying litigation.  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves substantial uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record a liability for an adverse outcome.  In an effort to mitigate potential adverse consequences of litigation, we may settle legal proceedings out of court.

Redelivery Commitments

We transport and store natural gas and NGLs and store petrochemical products for customers under various contracts.  These volumes are (i) accrued as product payables on our Unaudited Condensed Consolidated Balance Sheets, (ii) in transit for delivery to our customers or (iii) held at our storage facilities for redelivery to our customers.  We are insured against any physical loss of such volumes due to catastrophic events.  Under the terms of our NGL and petrochemical product storage agreements, we are generally required to redeliver volumes to the owner on demand.  At September 30, 2010 and December 31, 2009, NGL and petrochemical products aggregating 21.7 million barrels and 20.9 million barrels, respectively, were due to be redelivered to their owners along with 5,208 BBtus and 5,015 BBtus, respectively, of natural gas.

Regulatory Matters

Certain scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide (which is a component of, and a product of combustion of, natural gas) and methane (which is a component of natural gas), may be contributing to global climate

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

change and ocean acidification.  On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (“ACESA”) which, if it were to become law, would establish an economy-wide cap-and-trade program intended to reduce the emissions of greenhouse gases by the United States and would require most significant domestic sources of greenhouse gas emissions to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases.  The U.S. Senate has also begun consideration of various legislative proposals for controlling and reducing emissions of greenhouse gases in the United States.  In addition, on December 7, 2009, the U.S. Environmental Protection Agency (“EPA”) announced its finding that emissions of greenhouse gases from motor vehicles caused or contributed to climate change and presented an endangerment to human health and the environment.  These findings by the EPA were the basis for motor vehicle greenhouse gas emissions standards promulgated on May 7, 2010, and may allow the agency to proceed with the adoption and implementation of additional regulations that would require permits or control emissions of greenhouse gases from industrial sources under existing provisions of the federal Clean Air Act.  On May 13, 2010, the EPA issued a final rule setting forth a timetable for its Title V and Prevention of Significant Deterioration regulatory program, applicable in certain circumstances to new and modified industrial source of air emissions, to include consideration of greenhouse gas emissions.  The EPA has also received petitions requesting that the agency further expand regulation of greenhouse gas emissions from industrial sources, which, over time, may lead to additional requirements.  On April 12, 2010, the EPA proposed new rules that would require the mandatory reporting of greenhouse gas emissions by operators of natural gas compression, processing and storage facilities.  These rules supplement disclosures and reporting required by the EPA in its October 30, 2009 mandatory greenhouse gas reporting rule.  These and any new laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases, or that establish new reporting requirements, will require us to incur increased operating costs, and may have an adverse effect on our financial position, results of operations and cash flows.

Contractual Obligations

Scheduled maturities of long-term debt.  Amounts owed under our debt agreements have increased since December 31, 2009 primarily due to borrowings to fund construction costs of the Haynesville Extension.  In October 2009, amounts due under our Revolving Credit Facility and the Loan Agreement with EPO were repaid using borrowings under new long-term credit facilities that mature in October 2013.  See Note 9 for information regarding this subsequent event.

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

Lease expense is charged to operating costs and expenses on a straight line basis over the period of expected economic benefit.  Contingent rental payments are expensed as incurred.  We are generally required to perform routine maintenance on the underlying leased assets.  In addition, certain leases give us the option to make leasehold improvements.  Maintenance and repairs of leased assets resulting from our operations are charged to expense as incurred.  Lease and rental expense was $3.5 million and $2.8 million during the three months ended September 30, 2010 and 2009, respectively.  Lease and rental expense was $10.0 million and $7.8 million during the nine months ended September 30, 2010 and 2009, respectively.

Purchase obligations. There have been no material changes in our consolidated purchase obligations since those reported in our 2009 Form 10-K/A, except for short-term payment obligations relating to capital projects.  These commitments represent unconditional payment obligations that we have agreed to pay vendors for services to be rendered or products to be delivered in connection with our capital spending programs.  Our consolidated capital expenditure commitments outstanding increased from $175.3 million at December 31, 2009 to $450.6 million at September 30, 2010.  At September 30, 2010, these commitments primarily relate to the Haynesville Extension and projects on the Texas Intrastate System.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Claims

As part of our normal business activities with joint venture partners, customers and suppliers, we occasionally have claims made against us as a result of disputes related to contractual agreements or other communications.  These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated at this time.  However, in our opinion, the likelihood of a material adverse outcome to us resulting from such disputes is remote.  Accordingly, we have not recorded any accruals for loss contingencies related to these matters.  As of September 30, 2010, claims against us totaled approximately $1.2 million.

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

EPCO completed its annual insurance renewal process during the second quarter of 2010, which resulted in an increase in premiums.  EPCO’s deductible for onshore physical damage from windstorms increased from $25.0 million per storm to $30.0 million per storm.  EPCO’s onshore insurance program currently provides $141.3 million of coverage per occurrence for named windstorm events compared to $150.0 million per occurrence in the prior year.  With respect to offshore assets, the deductible for windstorm damage remained at $75.0 million per storm.  EPCO’s insurance program for offshore Gulf of Mexico assets currently provides $124.5 million of coverage in the aggregate compared to $100.0 million of coverage in the aggregate for the prior year.  In addition, at EPCO’s election, we now have access to an additional $17.5 million of coverage for either onshore or offshore windstorm-related damage claims.  For non-windstorm events, EPCO’s deductible for both onshore and offshore physical damage remained at $5.0 million per occurrence.

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

At September 30, 2010, we did not have any estimated property damage claims.

Interest Rate Risk

We are exposed to changes in interest rates charged on our variable rate debt obligations.  Our $175 million of floating-to-fixed interest rate swaps, which partially hedged our exposure to changes in variable interest rates on our Revolving Credit Facility, expired in September 2010.  In October 2010, we executed new long-term variable rate senior unsecured credit facilities having an aggregate borrowing capacity of $1.25 billion.  See Note 9 for additional information regarding this subsequent event.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating assets and liabilities.

	For the Nine Months
	Ended September 30,
	2010	2009
Decrease (increase) in:
Accounts receivable – trade	$7.2	$55.1
Accounts receivable – related parties	(18.8)	(0.3)
Inventories	0.3	15.6
Prepaid and other current assets	(2.1)	(4.8)
Increase (decrease) in:
Accounts payable – trade	9.1	11.1
Accounts payable – related parties	16.1	(38.1)
Accrued product payables	(10.5)	(59.8)
Accrued property taxes	4.0	3.2
Accrued taxes – other	(0.6)	(2.1)
Other current liabilities	13.5	(13.1)
Other long-term liabilities	--	(0.2)
Net effect of changes in operating accounts	$18.2	$(33.4)

We incurred liabilities for construction in progress that had not been paid at September 30, 2010 and December 31, 2009 of $75.9 million and $41.8 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

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

The following table presents the components of depreciation, amortization and accretion for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Depreciation, amortization and accretion expense:
DEP I Midstream Businesses	$11.6	$9.8	$31.8	$28.9
DEP II Midstream Businesses	41.5	37.5	120.1	108.6
Duncan Energy Partners L.P. standalone	(1.1)	0.6	0.6	1.6
Total	$52.0	$47.9	$152.5	$139.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three and nine months ended September 30, 2010 and 2009.

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this quarterly report on Form 10-Q.  The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited financial statements and related notes, together with our discussion and analysis of financial position and results of operations, included under Item 7 of our Annual Report for the year ended December 31, 2009, as initially filed on Form 10-K on March 1, 2010, and as amended on Form 10-K/A on May 21, 2010 (“2009 Form 10-K/A”).  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.

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

References to “Enterprise Products Partners” mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.  Enterprise Products Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  References to “EPGP” mean Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners.  References to “EPO” mean Enterprise Products Operating LLC, which is a wholly owned subsidiary of Enterprise Products Partners.  Enterprise Products Partners conducts substantially all of its business through EPO and its consolidated subsidiaries.  EPO beneficially owns 100% of DEP GP and currently owns 58.5% of our common units.  Enterprise Products Partners consolidates our financial statements with its own.

References to “Holdings” mean Enterprise GP Holdings L.P., a publicly traded Delaware limited partnership, the units of which are listed on the NYSE under the ticker symbol “EPE.”  Holdings owns EPGP.  The general partner of Holdings is EPE Holdings, LLC (“EPE Holdings”), which is a wholly owned subsidiary of Dan Duncan LLC.  On September 3, 2010, Holdings and Enterprise Products Partners entered into an Agreement and Plan of Merger that would, if approved by Holdings’ unitholders, result in the merger of Holdings with a wholly owned subsidiary of Enterprise Products Partners through a unit-for-unit exchange.

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

Immediately upon Mr. Duncan’s death on March 29, 2010, voting and dispositive control of all of the membership interests of Dan Duncan LLC was transferred pursuant to the DD LLC Voting Trust Agreement to three voting trustees.  The current voting trustees under the DD LLC Voting Trust Agreement (the “DD LLC Trustees”) are: (i) Randa Duncan Williams, Mr. Duncan’s oldest daughter, who is also a director of EPE Holdings; (ii) Dr. Ralph S. Cunningham, who is currently the President and Chief Executive Officer (“CEO”) of EPE Holdings; and (iii) Richard H. Bachmann, who is currently an Executive Vice President, the Chief Legal Officer and Secretary of EPGP and one of three managers of Dan Duncan LLC.  Dr. Cunningham and Mr. Bachmann also serve as directors of EPE Holdings.

The DD LLC Voting Trust Agreement requires that there always be two “Independent Voting Trustees” serving.  If Mr. Bachmann or Dr. Cunningham fail to qualify or cease to serve, then the substitute or successor Independent Voting Trustee(s) will be appointed by the then-serving Independent Voting Trustee, provided that if no Independent Voting Trustee is then serving or if a vacancy in a trusteeship of an Independent Voting Trustee is not filled within ninety days of the vacancy’s occurrence, the CEO of EPGP, currently Michael A. Creel, will appoint the successor Independent Voting Trustee(s).

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

The estate of Mr. Duncan became the sole member party to the DD LLC Voting Trust Agreement upon the death of Mr. Duncan on March 29, 2010.  For all purposes whatsoever, the DD LLC Trustees are required to treat the member party to the DD LLC Voting Trust Agreement as the beneficial owner of the membership interests of Dan Duncan LLC.  However, the DD LLC Trustees collectively are the record owners of the Dan Duncan LLC membership interests and possess and are entitled to exercise all rights and powers of absolute ownership thereof and to vote, assent or consent with respect thereto and to take party in and consent to any corporate or members’ actions (except those actions, if any, to which the DD LLC Trustees may not legally consent) and subject to the provisions of the DD LLC Voting Trust Agreement, to receive distributions on the Dan Duncan LLC membership interests.  Except as otherwise provided in the DD LLC Voting Trust Agreement, all actions taken by the DD LLC Trustees are by majority vote.

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

References to “EPCO” mean Enterprise Products Company (formerly EPCO, Inc.) and its privately held affiliates.  Prior to Mr. Duncan’s death, we, Enterprise Products Partners, EPO, DEP GP, EPGP, Holdings and EPE Holdings were affiliates under the common control of Mr. Duncan, since he was the controlling shareholder of EPCO and the controlling member of Dan Duncan LLC.  A majority of the outstanding voting capital stock of EPCO is owned of record by a voting trust formed on April 26, 2006, pursuant to the EPCO Inc. Voting Trust Agreement (the “EPCO Voting Trust Agreement”), among EPCO and Mr. Duncan (as the record owner of a majority of the outstanding voting capital stock of EPCO immediately prior to the entering into of the EPCO Voting Trust Agreement and as the initial sole voting trustee).

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

References to the “Employee Partnerships” mean EPE Unit L.P., EPE Unit II, L.P., EPE Unit III, L.P., Enterprise Unit L.P. and EPCO Unit L.P. (“EPCO Unit”), collectively, all of which were privately held affiliates of EPCO.  The Employee Partnerships were liquidated in August 2010.  See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for additional information.

As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
Tbtus	= trillion British thermal units
BBtus	= billion British thermal units
MBPD	= thousand barrels per day
MMBbls	= million barrels
MMBtus	= million British thermal units
MMcf	= million cubic feet
Bcf	= billion cubic feet

Cautionary Note Regarding Forward-Looking Statements

This discussion contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that the expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Item 1A “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2009, as filed on March 1, 2010 and in Part II, Item 1A of this quarterly report on Form 10-Q.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Overview of Business

We are a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.”  We were formed by EPO in September 2006 and completed our initial public offering of common units in February 2007.  Our business purpose is to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO and other affiliates of EPCO that are under common control.  We are engaged in the business of (i) NGL transportation, fractionation and marketing; (ii) storage of NGL and petrochemical products; (iii) transportation of petrochemical products and (iv) the gathering, transportation, marketing and storage of natural gas.  Our assets, located primarily in Texas and Louisiana, include: 11,000 miles of natural gas, NGL and petrochemical pipelines; two NGL fractionation facilities; approximately 18 MMBbls of leased NGL storage capacity; 8.1 Bcf of leased natural gas storage capacity; and 34 underground salt dome caverns with over 100 MMBbls of NGL storage capacity.  Our assets are integral to EPO’s midstream energy operations and are located near significant natural gas production basins such as the Eagle Ford Shale, Barnett Shale and Haynesville Shale plays.

We have three reportable business segments: (i) NGL Pipelines & Services; (ii) Natural Gas Pipelines & Services; and (iii) Petrochemical Services.  Our business segments reflect the manner in which these businesses are managed and reviewed by the CEO of our general partner.  See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for additional information regarding our business segments.

We are owned 99.3% by our limited partners and 0.7% by our general partner, DEP GP.  At September 30, 2010, EPO owned approximately 58.5% of our limited partner interests and 100% of DEP GP.  We, DEP GP, EPO, Enterprise Products Partners, Holdings, EPE Holdings, EPCO and Dan Duncan LLC are affiliates and under the collective common control of the DD LLC Trustees and EPCO Trustees. We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.

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

In October 2009, we and EPO announced plans for our jointly owned Acadian Gas system to extend its Louisiana intrastate natural gas pipeline system into northwest Louisiana to provide producers in the Haynesville Shale production area with access to additional markets in south Louisiana and connections to nine third-party major interstate natural gas pipelines.  This expansion capital project is referred to as the “Haynesville Extension” of the Acadian Gas system.  As currently designed, the Haynesville Extension will have the potential capacity to transport up to 2.1 Bcf/d of natural gas from the Haynesville area through a 249-mile pipeline that will connect with our existing Acadian Gas system.  The Haynesville Extension is expected to be in service during the third quarter of 2011.

The total expected cost of the Haynesville Extension is approximately $1.56 billion (including capitalized interest).  In June 2010, we agreed to fund 66% of the Haynesville Extension project costs and EPO will fund the remaining 34% of such expenditures; therefore, we estimate that our share of such costs will approximate $1.03 billion.  In order to address our funding requirements under the Haynesville Extension project, we entered into new long-term senior unsecured credit facilities having an aggregate borrowing capacity of $1.25 billion in October 2010.

For information regarding our agreements with EPO related to the Haynesville Extension, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.  For information regarding our $1.25 billion credit facilities, see “Significant Recent Developments - $1.25 Billion Senior Unsecured Credit Facilities” under this Item 2.

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

▪
Enterprise Texas owns the 6,560-mile Enterprise Texas natural gas pipeline system, which includes the Sherman Extension and Trinity River Lateral pipelines, and leases the Wilson natural gas storage facility.  The Enterprise Texas system, along with the Waha, TPC Offshore and Channel pipeline systems, comprise our Texas Intrastate System.

In July 2010, we completed and placed into service the final segment of our Trinity River Lateral natural gas pipeline, which is a component of our Texas Intrastate System.  In total, the Trinity River Lateral pipeline extends approximately 40 miles from the Trinity River Basin north of Arlington, Texas to an interconnect near Justin, Texas with our Sherman Extension pipeline.  The Trinity River Lateral provides producers in Tarrant and Denton Counties in north Texas with up to 1 Bcf/d of production takeaway capacity.

Our Texas Intrastate System is strategically located to benefit from increasing natural gas production from the Eagle Ford Shale basin located in south Texas.  We are in the process of expanding the system’s natural gas gathering and transportation capabilities as well as increasing our storage capacity at Wilson to handle the expected increase in production volumes.  EPO is funding 100% of the growth capital spending associated with these expansion projects.

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

Our results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results expected for the full year.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Selected income statement information:
Equity in income - DEP I Midstream Businesses	$12.1	$12.4	$34.1	$32.2
Equity in income - DEP II Midstream Businesses	$11.6	$15.7	$41.9	$46.4
General and administrative costs	$0.1	$0.1	$1.6	$0.3
Interest expense	$3.0	$3.2	$9.3	$10.4
Net income attributable to Duncan Energy Partners L.P.	$20.6	$24.8	$65.1	$67.9
Selected balance sheet information at each period end:
Investments in DEP I Midstream Businesses	$718.0	$506.6	$718.0	$506.6
Investments in DEP II Midstream Businesses	$685.5	$717.6	$685.5	$717.6
Total debt principal outstanding	$654.8	$462.8	$654.8	$462.8
Partners’ equity	$760.0	$762.7	$760.0	$762.7

The following table presents the amount of distributions paid by the DEP I and DEP II Midstream Businesses to Duncan Energy Partners L.P. with respect to each period:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Distributions paid to Duncan Energy Partners L.P. with respect to each period from:
DEP I Midstream Businesses	$13.6	$12.5	$40.6	$40.1
DEP II Midstream Businesses	$22.1	$21.6	$66.2	$64.9

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

The annualized return rate is applied to each party’s aggregate investment (or “Distribution Base”) in the DEP II Midstream Businesses.  To the extent that we and/or EPO make capital contributions to fund expansion capital projects involving the DEP II Midstream Businesses, the Distribution Base of the contributing member will be increased by that member’s capital contribution at the time such contribution is made.  At December 8, 2008 and September 30, 2010, our Distribution Base was $730.0 million.  EPO’s Distribution Base was $452.1 million, $817.9 million and $1.05 billion at December 8, 2008, December 31, 2009 and September 30, 2010, respectively.  The increase in EPO’s Distribution Base is the result of its funding 100% of the expansion capital projects of the DEP II Midstream Businesses since December 8, 2008.  For the nine months ended September 30, 2010, EPO funded $228.3 million of expansion capital spending of the DEP II Midstream Businesses.  This spending primarily relates to natural gas pipeline projects in the Barnett Shale (e.g., completion of the Trinity River Lateral in July 2010) and ongoing expansions of our pipeline network in the Eagle Ford Shale region.  We have not yet participated in the expansion capital project spending of the DEP II Midstream Businesses, although we may elect to invest in existing or future expansion projects at a later date.

The DEP II Midstream Businesses distributed an aggregate of $35.6 million and $29.4 million for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, the DEP II Midstream Businesses distributed an aggregate of $97.6 million and $83.6 million, respectively.  Of these amounts, EPO received $13.5 million and $7.8 million for the three months ended September 30, 2010 and 2009, respectively, and $31.4 million and $18.7 million for the nine months ended September 30, 2010 and 2009, respectively.

The $22.1 million and $66.2 million received by us from the DEP II Midstream Businesses with respect to the three and nine months ended September 30, 2010, respectively, represent approximately one-quarter and three-quarters, respectively, of the annualized return rate for 2010 of 12.087% multiplied by our Distribution Base of $730.0 million.  As a result, we received our expected Tier I distributions for the periods indicated.  Based on EPO’s Distribution Base, it was entitled to $31.6 million and $87.5 million of Tier II distributions for the three and nine months ended September 30, 2010, respectively, of which it received $13.5 million and $31.4 million, respectively.  No Tier III distributions were paid by the DEP II Midstream Businesses with respect to the nine months ended September 30, 2010.

Net income (or loss) of the DEP II Midstream Businesses is first allocated to us and EPO based on each entity’s percentage interest of 22.6% and 77.4%, respectively, and then in a manner that in part follows the cash distributions paid by (or contributions made to) each of the DEP II Midstream Business.  Under our income sharing arrangement with EPO, we are allocated additional income (in excess of our percentage interest) to the extent that the cash distributions we receive (or contributions made) exceed the amount we would have been entitled to receive (or required to fund) based solely on our percentage interest.  This additional earnings allocation to us reduces the amount of income allocated to EPO by an equal amount and may result in EPO being allocated a loss when we are allocated income.  Our participation in the expected future increase in cash flow from such projects is limited (beyond our annualized return amount) to 2% of such upside, with EPO receiving 98% of the benefit.

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

$1.25 Billion Senior Unsecured Credit Facilities

On October 25, 2010, we entered into new long-term variable rate senior unsecured credit facilities having an aggregate borrowing capacity of $1.25 billion.  The new credit facilities mature in October 2013 and consist of: (i) an $850.0 million multi-year revolving credit facility (the “DEP Multi-Year Revolving Credit Facility”) and (ii) a $400.0 million term loan facility (the “$400 Million Term Loan Facility”).  At closing, we borrowed the full amount available under the $400 Million Term Loan Facility to repay amounts outstanding under our Revolving Credit Facility and the Loan Agreement with EPO.  Upon repayment, our existing Revolving Credit Facility and the Loan Agreement with EPO were terminated.  Our existing $282.3 million Term Loan Agreement remains in place and is scheduled to mature in December 2011.

We entered into these new credit agreements primarily to address our funding requirements under the Haynesville Extension project.  See “Overview of Business – DEP I Drop Down” under this Item 2 for additional information regarding our Haynesville Extension project.  Variable interest rates charged under the new credit facilities are based on the London InterBank Offered Rate (or “LIBOR”) or a base rate, both as defined in the agreement.

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

Registration Statements

In February 2010, we filed a registration statement with the Securities Exchange Commission (“SEC”) authorizing the issuance of up to an aggregate 1,000,000 common units in connection with an employee unit purchase plan (“EUPP”) and a long-term incentive plan that became effective on February 11, 2010.

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

Selected Volumetric Data

The following table presents significant throughput and fractionation volumes for the periods indicated.  These statistics are presented in total for each asset (or asset group) irrespective of ownership interest (i.e., on a 100% basis), with the exception of pipeline throughput volumes for Evangeline (a component of the Acadian Gas System).  We report volumes for Evangeline on a net basis to our ownership interest.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Natural Gas Pipelines & Services:
Natural gas throughput volumes (BBtus/d)
Texas Intrastate System	4,082	3,857	3,896	3,989
Acadian Gas System:
Transportation volumes	445	453	435	427
Sales volumes (1)	371	383	343	330
Total natural gas throughput volumes	4,898	4,693	4,674	4,746
NGL Pipelines & Services:
NGL throughput volumes (MBPD)
South Texas NGL System - Pipelines	125	105	119	109
NGL fractionation volumes (MBPD)
South Texas NGL System - Fractionators	80	74	76	77
Petrochemical Services:
Propylene throughput volumes (MBPD)
Lou-Tex Propylene Pipeline	27	26	24	19
Sabine Propylene Pipeline	13	9	12	9
Total propylene throughput volumes	40	35	36	28

(1)   Includes average net sales volumes for Evangeline of 66.1 BBtus/d and 71.3 BBtus/d for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, net sales volumes for Evangeline were 49.6 BBtus/d and 53.8 BBtus/d, respectively.

Comparison of Consolidated Results of Operations

The following table summarizes key components of our consolidated income statement for the periods indicated (dollars in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues	$283.7	$244.6	$839.5	$728.1
Operating costs and expenses	268.5	220.8	780.8	675.7
General and administrative costs	6.4	3.2	16.1	8.8
Equity in income of Evangeline	0.3	0.5	0.5	1.0
Operating income	9.1	21.1	43.1	44.6
Interest expense	3.0	3.4	9.3	10.6
Benefit from (provision for) income taxes	(0.5)	0.1	(0.7)	(0.8)
Net income	5.7	17.8	33.2	33.3
Net loss (income) attributable to noncontrolling interest:
DEP I Midstream Businesses – Parent	(7.4)	(5.7)	(19.9)	(10.3)
DEP II Midstream Businesses – Parent	22.3	12.7	51.8	44.9
Net income attributable to Duncan Energy Partners L.P.	20.6	24.8	65.1	67.9

For information regarding noncontrolling interest, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Our gross operating margin by business segment and in total is presented as follows for the periods indicated (dollars in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Natural Gas Pipelines & Services	$46.3	$40.5	$125.9	$109.5
NGL Pipelines & Services	25.5	28.3	84.0	73.3
Petrochemical Services	2.6	2.8	7.8	7.9
Total segment gross operating margin	$74.4	$71.6	$217.7	$190.7

For a reconciliation of non-GAAP gross operating margin to GAAP operating income and further to GAAP income before income taxes, see “Other Items – Non-GAAP Reconciliations” within this Item 2.  For additional information regarding our business segments, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

The following table summarizes each business segment’s contribution to revenues (net of eliminations and adjustments) for the periods indicated (dollars in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Natural Gas Pipelines & Services:
Sales of natural gas	$139.0	$113.6	$419.6	$348.9
Natural gas transportation services	71.8	66.1	210.8	192.5
Natural gas storage services	3.7	4.4	12.2	11.2
Total	214.5	184.1	642.6	552.6
NGL Pipelines & Services:
Sales of NGLs	10.2	9.4	31.2	24.3
Sales of other products	4.5	2.3	12.7	8.6
NGL and petrochemical storage services	30.8	26.7	86.7	76.4
NGL fractionation services	8.1	7.2	22.2	22.0
NGL transportation services	11.4	10.8	32.2	32.0
Other services	0.5	0.6	1.5	2.0
Total	65.5	57.0	186.5	165.3
Petrochemical Services:
Propylene transportation services	3.7	3.5	10.4	10.2
Total consolidated revenues	$283.7	$244.6	$839.5	$728.1

Comparison of the Three Months Ended September 30, 2010 with the
    Three Months Ended September 30, 2009

Revenues for the third quarter of 2010 were $283.7 million compared to $244.6 million for the third quarter of 2009.  The $39.1 million quarter-to-quarter increase in consolidated revenues is primarily due to higher energy commodity prices during the third quarter of 2010 relative to the third quarter of 2009.  This factor accounted for a $28.4 million quarter-to-quarter increase in revenues from the sale of natural gas, NGLs and other products.  Revenues from our natural gas transportation and storage services increased $5.0 million quarter-to-quarter primarily due to higher firm capacity reservation fees on the Sherman Extension of our Texas Intrastate System.  The Sherman Extension pipeline commenced operations and began earning firm capacity reservation fees during August 2009.  Collectively, revenues from all other services we provide to customers increased $5.7 million quarter-to-quarter primarily due to higher NGL storage fees and volumes during the third quarter of 2010 compared to the third quarter of 2009.

Operating costs and expenses were $268.5 million for the third quarter of 2010 versus $220.8 million for the third quarter of 2009, a $47.7 million quarter-to-quarter increase.  The cost of sales of our natural gas and NGL products increased $29.1 million quarter-to-quarter primarily as a result of higher energy commodity prices.  Consolidated operating costs and expenses decreased $1.8 million quarter-to-quarter attributable to operational measurement gains and losses at our Mont Belvieu storage complex.  Such gains and losses are subsequently allocated to EPO through noncontrolling interest.  Operating costs and expenses for the third quarter of 2010 include $0.4 million of the $2.7 million of total expense related to liquidation of the Employee Partnerships in August 2010.  The remaining $2.3 million of expense related to the Employee Partnership liquidations is a component of our general and administrative costs for the third quarter of 2010 (see below).  Operating costs and expenses for the third quarter of 2010 also include a $9.1 million non-cash loss for the disposition of a small segment of non-strategic pipeline and $6.8 million of accrued expense related to litigation for a contractual dispute.  Collectively, the remainder of our consolidated operating costs and expenses increased $4.1 million quarter-to-quarter primarily due to an increase in depreciation expense associated with recently completed assets and higher repair and maintenance expenses at certain of our facilities.

Changes in our revenues and operating costs and expenses quarter-to-quarter are due in part to changes in energy commodity prices.  In general, higher energy commodity prices result in an increase in our revenues attributable to the sale of natural gas and NGLs; however, these higher commodity prices also increase the associated cost of sales as purchase prices rise.  The market price of natural gas (as measured at Henry Hub in Louisiana) averaged $4.38 per MMBtu during the third quarter of 2010 versus $3.39 per MMBtu during the third quarter of 2009.  The weighted-average indicative market price for NGLs was $1.04 per gallon during the third quarter of 2010 versus $0.88 per gallon during the third quarter of 2009.  Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production.

General and administrative costs increased to $6.4 million for the third quarter of 2010 from $3.2 million for the third quarter of 2009.  The $3.2 million quarter-to-quarter increase in general and administrative costs is primarily due to $2.3 million of charges related to the Employee Partnership liquidations.  Equity in income of Evangeline decreased $0.2 million quarter-to-quarter.

Operating income for the third quarter of 2010 was $9.1 million compared to $21.1 million for the third quarter of 2009.  Collectively, the changes in revenues, costs and expenses and equity in income of Evangeline described above resulted in the $12.0 million quarter-to-quarter decrease in operating income.

Interest expense decreased $0.4 million quarter-to-quarter primarily due to an increase in the amount of interest capitalized as a result of higher spending on our growth capital projects during the third quarter of 2010 compared to the third quarter of 2009.  Income tax expense accruals for the Texas Margin Tax increased $0.6 million quarter-to-quarter.

As a result of items noted in the previous paragraphs, net income decreased $12.1 million quarter-to-quarter to $5.7 million for the third quarter of 2010 compared to $17.8 million for the third quarter of 2009.

We account for EPO’s share of the net income of the DEP I and DEP II Midstream Businesses as noncontrolling interest, which is an adjustment to net income to arrive at the amount of net income attributable to Duncan Energy Partners L.P.  EPO was attributed $7.4 million of the net income of the DEP I Midstream Businesses for the third quarter of 2010 compared to $5.7 million for the third quarter of 2009.  The quarter-to-quarter increase in EPO’s share of the net income of the DEP I Midstream Businesses is primarily due to changes in the amount of operational measurement gains recorded by Mont Belvieu Caverns (EPO is allocated 100% of such gains).  EPO was attributed losses of $22.3 million and $12.7 million in connection with its ownership interests in the DEP II Midstream Businesses for the third quarters of 2010 and 2009, respectively.  Collectively, EPO’s share of the net losses of the DEP II Midstream Businesses for the third quarter of 2010 includes $13.2 million of expenses resulting from the disposition of a pipeline segment, litigation for a contractual dispute and liquidation of the Employee Partnerships.  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding our determination of net income attributable to EPO’s noncontrolling interest.

The following information highlights significant quarter-to-quarter variances in gross operating margin by business segment:

Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $46.3 million for the third quarter of 2010 compared to $40.5 million for the third quarter of 2009, a $5.8 million quarter-to-quarter increase.  Total natural gas throughput volumes were 4.9 Tbtus/d for the third quarter of 2010 compared to 4.7 Tbtus/d for the third quarter of 2009.  Gross operating margin from our Texas Intrastate System increased $8.2 million quarter-to-quarter primarily due to higher firm capacity reservation fee revenues earned by the Sherman Extension pipeline.  Collectively, gross operating margin for the remainder of the businesses within this segment decreased $2.4 million quarter-to-quarter primarily due to lower natural gas sales margins and throughput volumes on our Acadian Gas System.

NGL Pipelines & Services.  Gross operating margin from this business segment was $25.5 million for the third quarter of 2010 compared to $28.3 million for the third quarter of 2009, a $2.8 million quarter-to-quarter decrease.  Mont Belvieu Caverns’ recorded operational measurement gains of $2.6 million for the third quarter of 2010 compared to gains of $0.8 million for the third quarter of 2009.  Segment gross operating margin decreased $4.6 million quarter-to-quarter excluding Mont Belvieu Caverns’ operational measurement gains.  The third quarter of 2010 includes a $6.8 million accrued expense related to litigation for a contractual dispute involving our South Texas NGL pipeline system that began prior to its acquisition from a third party in September 2004.

Collectively, gross operating margin for the remainder of this segment increased $2.2 million primarily due to higher storage fees and volumes at our Mont Belvieu storage complex.  In November 2010, we expect to complete the conversion of the first storage cavern at our Mont Belvieu complex from NGL service to refined products service.  We expect to earn higher storage fees from caverns placed in refined products service.

Petrochemical Services.  Gross operating margin from this business segment was $2.6 million for the third quarter of 2010 compared to $2.8 million for the third quarter of 2009, a $0.2 million quarter-to-quarter decrease.  Petrochemical transportation volumes increased to 40 MBPD during the third quarter of 2010 from 35 MBPD during the third quarter of 2009.  Pipeline transportation revenues increased $0.2 million quarter-to-quarter due to higher transportation volumes, primarily on our Lou-Tex Propylene Pipeline.  Segment costs and expense increased $0.4 million quarter-to-quarter primarily due to higher pipeline repair and maintenance expenses on our Lou-Tex Propylene Pipeline.

Comparison of the Nine Months Ended September 30, 2010 with the
    Nine Months Ended September 30, 2009

Revenues for the first nine months of 2010 were $839.5 million compared to $728.1 million for the first nine months of 2009.  The $111.4 million period-to-period increase in consolidated revenues is primarily due to higher energy commodity prices and sales volumes during the first nine months of 2010 relative to the first nine months of 2009.  These factors accounted for an $81.7 million period-to-period increase in revenues from the sale of natural gas, NGLs and other products.  Natural gas transportation revenues increased $36.4 million period-to-period due to higher firm capacity reservation fees primarily on the Sherman Extension of our Texas Intrastate System.  Revenues from the remainder of our natural gas transportation and storage services decreased $17.1 million period-to-period primarily due to lower throughput volumes on other segments of the Texas Intrastate System.  Collectively, revenues from all other services we provide to customers increased $10.4 million period-to-period primarily due to higher NGL storage volumes and fees during the first nine months of 2010 compared to the first nine months of 2009.

Operating costs and expenses were $780.8 million for the first nine months of 2010 compared to $675.7 million for the first nine months of 2009, a $105.1 million period-to-period increase.  The cost of sales of our natural gas and NGL products increased $79.2 million period-to-period primarily as a result of higher energy commodity prices and sales volumes.  Consolidated operating costs and expenses for the first nine months of 2010 include an aggregate $15.9 million of charges for the disposition of a small section of non-strategic pipeline and accrued expense related to litigation for a contractual dispute. Operating costs and expenses for the first nine months of 2010 also include $0.4 million of expense related to the Employee Partnership liquidations and asset impairment charges of $1.5 million.  Consolidated operating costs and expenses decreased $8.8 million period-to-period attributable to operational measurement gains and losses at our Mont Belvieu storage complex.  Collectively, the remainder of our consolidated operating costs and expenses increased $16.9 million period-to-period primarily due to higher expenses for depreciation and charges related to the abandonment of certain pipeline laterals on the TPC Offshore gathering system.

Changes in our revenues and operating costs and expenses period-to-period are explained in part by changes in energy commodity prices.  The Henry Hub market price of natural gas averaged $4.59 per MMBtu during the first nine months of 2010 versus $3.93 per MMBtu during the first nine months of 2009.  The weighted-average indicative market price for NGLs was $1.13 per gallon during the first nine months of 2010 versus $0.77 per gallon during the first nine months of 2009.

General and administrative costs were $16.1 million for the first nine months of 2010 compared to $8.8 million for the first nine months of 2009.  The $7.3 million period-to-period increase in general and administrative costs is primarily due to legal expenses and other professional services related to our Haynesville Extension project of $0.7 million and $5.1 million of higher employee compensation costs, including $2.3 million of expense related to the Employee Partnership liquidations.  Equity in income of Evangeline decreased $0.5 million period-to-period.

Operating income for the first nine months of 2010 was $43.1 million compared to $44.6 million for the first nine months of 2009.  Collectively, the changes in revenues, costs and expenses and equity in income of Evangeline described above resulted in the $1.5 million period-to-period decrease in operating income.

Interest expense decreased $1.3 million period-to-period primarily due to an increase in the amount of interest capitalized as a result of higher spending on our growth capital projects during the first nine months of 2010 compared to the first nine months of 2009.  Income tax expense accruals for the Texas Margin Tax decreased $0.1 million period-to-period.

As a result of items noted in the previous paragraphs, net income decreased $0.1 million period-to-period to $33.2 million for the first nine months of 2010 compared to $33.3 million for the first nine months of 2009.

EPO was attributed $19.9 million of the net income of the DEP I Midstream Businesses for the first nine months of 2010 compared to $10.3 million for the first nine months of 2009.  The period-to-period increase in EPO’s share of the net income of the DEP I Midstream Businesses is primarily due to changes in the amount of operational measurement gains and losses recorded by Mont Belvieu Caverns (EPO is allocated 100% of such gains and losses).  EPO was attributed losses of $51.8 million and $44.9 million in connection with its ownership interests in the DEP II Midstream Businesses for the first nine months of 2010 and 2009, respectively.  The DEP II Midstream Business generated a net loss of $9.9 million for the nine months ended September 30, 2010 compared to a net income of $1.9 million for the comparable 2009 period.  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding our determination of net income attributable to EPO’s noncontrolling interest.

The following information highlights significant period-to-period variances in gross operating margin by business segment:

Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $125.9 million for the first nine months of 2010 compared to $109.5 million for the first nine months of 2009, a $16.4 million period-to-period increase.  Total natural gas throughput volumes were 4.7 Tbtus/d for the first nine months of 2010 and 2009.  Gross operating margin from our Texas Intrastate System increased $18.5 million period-to-period.  A $36.4 million period-to-period increase in firm capacity reservation fee revenues on the Texas Intrastate System was partially offset by the effects of lower throughput volumes on other segments of the Texas Intrastate System.  Collectively, gross operating margin for the remainder of the businesses within this segment decreased $2.1 million period-to-period primarily due to lower natural gas sales margins on our Acadian Gas System.

NGL Pipelines & Services.  Gross operating margin from this business segment was $84.0 million for the first nine months of 2010 compared to $73.3 million for the first nine months of 2009, a $10.7 million period-to-period increase.  Mont Belvieu Caverns’ recorded operational measurement gains of $7.0 million for the first nine months of 2010 compared to operational measurement losses of $1.8 million for the first nine months of 2009.  Segment gross operating margin increased $1.9 million period-to-period, excluding operational measurement gains and losses.  The first nine months of 2010 include a $6.8 million accrued expense related to litigation for a contractual dispute involving our South Texas NGL pipeline system that began prior to its acquisition from a third party in September 2004.  Collectively, gross operating margin from the remainder of the businesses within this segment increased $8.7 million period-to-period primarily due to higher storage volumes and fees at our Mont Belvieu storage complex.

Petrochemical Services.  Gross operating margin from this business segment was $7.8 million for the first nine months of 2010 compared to $7.9 million for the first nine months of 2009, a $0.1 million period-to-period decrease.  Petrochemical transportation volumes increased to 36 MBPD during the first nine months of 2010 from 28 MBPD during the first nine months of 2009.  A period-to-period increase in gross operating margin from the Lou-Tex Propylene Pipeline as a result of increased throughput volumes was more than offset by lower gross operating margin on the Sabine Propylene Pipeline.

Liquidity and Capital Resources

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business combinations and distributions to our partners.  We expect to fund our short-term needs for such items as operating expenses and sustaining capital expenditures with operating cash flows and borrowings under our credit facilities.  Capital expenditures for long-term needs resulting from business expansion projects and acquisitions, including our share of the Haynesville Extension project described below under “Capital Expenditures,” are expected to be funded by a variety of sources (either separately or in combination) including operating cash flows, borrowings under credit facilities, cash contributions from our Parent, the issuance of additional equity and debt securities and proceeds from divestitures of ownership interests in assets to affiliates or third parties.  We expect to fund cash distributions to partners primarily with operating cash flows.  Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements.  It is our belief that we will continue to have adequate liquidity and capital resources to fund future recurring operating and investing activities.

At September 30, 2010, we had approximately $139.1 million of liquidity, which included amounts available under then existing credit agreements, including the $200.0 million Loan Agreement with EPO.  Pro forma for the new credit facilities we entered into on October 25, 2010, our consolidated liquidity at September 30, 2010 was approximately $861.6 million.  See “Significant Recent Developments - $1.25 Billion Senior Unsecured Credit Facilities” under this Item 2 for additional information regarding the Credit Facilities.

At September 30, 2010, our total debt balance was $654.8 million, which included $247.5 million outstanding under our Revolving Credit Facility, $125.0 million under the Loan Agreement with EPO and $282.3 million under our Term Loan Agreement.  Our bank loan agreements require us to maintain certain financial and other customary covenants.  We were in compliance with the financial covenants of our loan agreements at September 30, 2010.

As a result of our election to fund 66% of the Haynesville Extension project costs, we entered into a $200 million Loan Agreement with EPO.  Our borrowings under this revolving loan agreement were primarily used to fund our share of the costs of this capital project.  The Loan Agreement with EPO was terminated on October 25, 2010 and amounts due thereunder were repaid using borrowings under our new $400 Million Term Loan Facility.

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

We also have a registration statement on file with the SEC authorizing the issuance of up to an aggregate 2,000,000 common units in connection with the distribution reinvestment plan (the “DRIP”).  The DRIP gives unitholders of record and beneficial owners of our common units the ability to increase the number of our common units they own through voluntarily reinvesting their quarterly cash distributions into the purchase of additional common units.  Plan participants may purchase our common units at a discount ranging from 0% to 5% (currently set at 5%), which will be set from time to time by us.  We issued 31,762 common units in connection with the DRIP for the nine months ended September 30, 2010, which generated proceeds of $0.7 million from plan participants.

In February 2010, we filed a registration statement with the SEC authorizing the issuance of up to an aggregate 1,000,000 common units in connection with an employee unit purchase plan and a long-term incentive plan.  These plans became effective on February 11, 2010.  For the nine months ended September 30, 2010, we issued 6,348 common units in connection with the 2010 Plan and 17,979 common units in connection with the EUPP.  The EUPP generated proceeds of $0.5 million from plan participants.

Consolidated Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).  For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows.

	For the Nine Months
	Ended September 30,
	2010	2009
Net cash flows provided by operating activities	$213.0	$137.3
Cash used in investing activities	594.9	302.2
Cash provided by financing activities	396.4	183.8

Net cash flows provided by operating activities are largely dependent on earnings from our business activities.  As a result, these cash flows are exposed to certain risks.  We operate predominantly in the midstream energy industry.  We provide services for producers and consumers of natural gas, NGLs and petrochemicals.  The products that we fractionate, sell or transport are principally used as fuel for residential, agricultural and commercial heating; as feedstock in petrochemical manufacturing; and in the production of motor gasoline.  Reduced demand for our services or products by industrial customers, whether because of a decline in general economic conditions, reduced demand for the end products made with our products, or increased competition from other service providers or producers due to pricing differences or other reasons, could have a negative impact on our earnings and operating cash flows.  For a more complete discussion of these and other risk factors pertinent to our business, see “Risk Factors” under Item 1A of our annual report on Form 10-K for the year ended December 31, 2009, as initially filed on March 1, 2010, and also this quarterly report on Form 10-Q.

Our Statements of Consolidated Cash Flows are prepared using the indirect method.  The indirect method derives net cash flows from operating activities by adjusting net income to remove (i) the effects of all deferrals of past operating cash receipts and payments, such as changes during the period in inventory, deferred income and similar transactions, (ii) the effects of all accruals of expected future operating cash receipts and cash payments, such as changes during the period in receivables and payables, (iii) other non-cash amounts such as depreciation, amortization, changes in the fair market value of derivative instruments and equity in earnings from Evangeline, and (iv) the effects of all items classified as investing or financing cash flows, such as proceeds from asset sales and related transactions or extinguishment of debt.  In general, the net effect of changes in operating accounts results from the timing of cash receipts from sales and cash payments for purchases and other expenses during each period.  Increases or decreases in inventory are influenced by the quantity of products held in connection with our marketing activities and changes in energy commodity prices.

Cash used in investing activities primarily represents expenditures for additions to property, plant and equipment.  Cash provided by financing activities generally consists of borrowings and repayments of debt, distributions to partners, contributions from and distributions to EPO as noncontrolling interest and proceeds from the issuance of equity securities.  Amounts presented in our Statements of Consolidated Cash Flows for borrowings and repayments under debt agreements are influenced by the magnitude of cash receipts and payments under our revolving credit facilities.

The following information highlights the significant period-to-period variances in our consolidated cash flow amounts:

Comparison of Nine Months ended September 30, 2010 with the
        Nine Months ended September 30, 2009

Operating activities.  Net cash flows provided by operating activities were $213.0 million for the nine months ended September 30, 2010 compared to $137.3 million for the nine months ended September 30, 2009.  The change in operating cash flow is primarily due to the timing of related cash receipts and disbursements and a $27.0  million increase in period-to-period gross operating margin.

Investing activities.  Cash used in investing activities was $594.9 million for the nine months ended September 30, 2010 compared to $302.2 million for the nine months ended September 30, 2009.  The $292.7 million increase is primarily due to the following:

▪	A $340.4 increase in net capital expenditures as a result of expansion projects such as the Haynesville Extension and those on our Texas Intrastate System.

In June 2010, we entered into the Amended Acadian LLC Agreement with EPO.  As a part of this agreement, we and EPO agreed to fund the construction of the Haynesville Extension in accordance with our respective sharing ratios in Acadian Gas (i.e., 66% for us and 34% for EPO).  See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for additional information regarding the Amended Acadian LLC Agreement.

▪	A $45.6 million cash inflow in January 2010 attributable to EPO’s repayment of a temporary cash advance made in December 2009.

Financing activities.  Cash provided by financing activities was $396.4 million for the nine months ended September 30, 2010 compared to $183.8 million for the nine months ended September 30, 2009.  The period-to-period increase of $212.6 million is primarily due to:

▪	Net borrowings under bank credit agreements of $72.5 million compared to net repayments of $21.5 million, an increase of $94.0 million.

▪	Borrowings of $125.0 million under the Loan Agreement with EPO.

▪	A $14.7 million increase in distributions to our unitholders and general partner due to increases in our quarterly distribution rates.

▪
A $38.9 million increase in distributions to EPO as noncontrolling interest primarily due to a $25.4 million return of contributions in connection with the Enterprise Texas sale of an expansion capital project to Mont Belvieu Caverns.

▪
Reimbursements of $85.2 million from EPO as noncontrolling interest related to the Haynesville Extension offset by a $44.1 million decrease in contributions related to expansion projects on the DEP II Midstream Businesses.

▪
In June 2009, we completed an offering of 8,000,000 common units that generated net proceeds of approximately $122.9 million after underwriting discounts and other expenses.  In July 2009, the underwriters to this offering exercised their option to purchase an additional 943,400 common units, which generated approximately $14.5 million of additional net proceeds.  The total net proceeds from this offering, including the overallotment amount, were used to repurchase an equal number of our common units beneficially owned by EPO – 8,000,000 units were repurchased in June 2009 and 943,400 units were repurchased in July 2009.  The repurchased common units were subsequently cancelled.

Capital Expenditures

Part of our business strategy involves expansion through business combinations and growth capital projects. The following table summarizes our consolidated capital spending for property, plant and equipment for the periods indicated (dollars in millions):

	For the Nine Months
	Ended September 30,
	2010	2009
DEP I Midstream Businesses:
Expansion capital spending (1)	$394.0	$22.3
Sustaining capital expenditures (2)	12.8	10.6
DEP II Midstream Businesses:
Expansion capital spending (3)	210.6	248.4
Sustaining capital expenditures (2)	32.2	25.2
Total capital spending	$649.6	$306.5

(1)   EPO funded 100% of expansion capital spending for 2009. In 2010, we elected to participate in the Haynesville Extension project with EPO in accordance with our respective ownership interests in Acadian Gas. We have also elected to participate in a smaller Mont Belvieu Caverns project that consists of converting two storage caverns from NGL to refined product service, one of which we expect to place in service in November 2010.
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

The majority of our capital spending during the nine months ended September 30, 2010 and 2009 was attributable to ongoing expansions of the Acadian Gas System and the Texas Intrastate System, including the Haynesville Extension, Eagle Ford and Trinity River Lateral projects.

Based on information currently available, we estimate our consolidated capital spending for property, plant and equipment for the remainder of 2010 will approximate $350 million, which includes estimated expenditures of approximately $340 million for growth capital projects (including approximately $200 million for the Haynesville Extension) and approximately $12 million for sustaining capital expenditures.  Our forecast of capital expenditures is based on current announced growth plans.

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

At September 30, 2010, we had approximately $450.6 million in outstanding purchase commitments that relate to our capital spending for property, plant and equipment.  These commitments primarily relate to the Haynesville Extension and expansion projects on our Texas Intrastate System.

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

The following table summarizes our pipeline integrity costs for the periods indicated (dollars in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Expensed	$4.3	$1.8	$10.2	$10.3
Capitalized	4.4	4.6	7.3	13.2
Total	$8.7	$6.4	$17.5	$23.5

We expect the costs of our pipeline integrity program, irrespective of whether such costs are capitalized or expensed, to approximate $10.6 million for the remainder of 2010.

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

Other Items

Contractual Obligations

Scheduled maturities of long-term debt.  Amounts owed under our debt agreements have increased since December 31, 2009 primarily due to borrowings to fund construction costs of the Haynesville Extension.  In October 2010, amounts due under our Revolving Credit Facility and the Loan Agreement with EPO were repaid using borrowings under new long-term credit facilities that mature in October 2013.  See “Significant Recent Developments – New $1.25 Billion Senior Unsecured Credit Facilities” within this Item 2 for more information related to our new long-term credit facilities.

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

Non-GAAP Reconciliations

A reconciliation of our measurement of total non-GAAP segment gross operating margin to GAAP operating income and further to income before benefit from (provision for) income taxes for the periods indicated (dollars in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Total non-GAAP segment gross operating margin	$74.4	$71.6	$217.7	$190.7
Adjustments to reconcile total non-GAAP segment gross operating margin to GAAP net income:
Depreciation, amortization and accretion in operating costs and expenses	(49.9)	(47.4)	(149.0)	(137.7)
Non-cash impairment charge	--	--	(1.5)	--
Gains (losses) on asset sales and related transactions in operating costs and expenses	(9.0)	0.1	(8.0)	0.4
General and administrative costs	(6.4)	(3.2)	(16.1)	(8.8)
GAAP operating income	9.1	21.1	43.1	44.6
Other expense, net	(2.9)	(3.4)	(9.2)	(10.5)
Income before benefit from (provision for) income taxes	$6.2	$17.7	$33.9	$34.1

Off-Balance Sheet Arrangements

There have been no significant changes with regards to our off-balance sheet arrangements since those reported in our 2009 Form 10-K/A, except Evangeline made a $7.0 million payment, of which $2.7 million was applied to accrued interest and $4.3 million was applied to the subordinated note payable.  Evangeline funded this payment using its operating cash flows.

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

The SEC expects to make a determination in 2011 regarding the mandatory adoption of IFRS, with the expectation that any decision to adopt IFRS will allow U.S. issuers a number of years to transition from current U.S. GAAP.  We continue to monitor developments regarding the potential implementation of IFRS and the ongoing convergence projects of the FASB and IASB.  We will evaluate the impact that any definitive accounting guidance may have on our financial statements once this information is finalized by the appropriate standard setting organizations, including the SEC.

Regulatory Matters

Certain scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide (which is a component of, and a product of combustion of, natural gas) and methane (which is a component of natural gas), may be contributing to global climate change and ocean acidification.  On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (“ACESA”) which, if it were to become law, would establish an economy-wide cap-and-trade program intended to reduce the emissions of greenhouse gases by the United States and would require most significant domestic sources of greenhouse gas emissions to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases.  The U.S. Senate has also begun consideration of various legislative proposals for controlling and reducing emissions of greenhouse gases in the United States.  In addition, on December 7, 2009, the U.S. Environmental Protection Agency (“EPA”) announced its finding that emissions of greenhouse gases from motor vehicles caused or contributed to climate change and presented an endangerment to human health and the environment.  These findings by the EPA were the basis for motor vehicle greenhouse gas emissions standards promulgated on May 7, 2010, and may allow the agency to proceed with the adoption and implementation of additional regulations that would require permits or control emissions of greenhouse gases from industrial sources under existing provisions of the federal Clean Air Act.  On May 13, 2010, the EPA issued a final rule setting forth a timetable for its Title V and Prevention of Significant Deterioration regulatory program, applicable in certain circumstances to new and modified industrial source of air emissions, to include consideration of greenhouse gas emissions.  The EPA has also received petitions requesting that the agency further expand regulation of greenhouse gas emissions from industrial sources, which, over time, may lead to additional requirements.  On April 12, 2010, the EPA proposed new rules that would require the mandatory reporting of greenhouse gas emissions by operators of natural gas compression, processing and storage facilities.  These rules supplement disclosures and reporting required by the EPA in its October 30, 2009 mandatory greenhouse gas reporting rule.  These and any new laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases, or that establish new reporting requirements, will require us to incur increased operating costs, and may have an adverse effect on our financial position, results of operations and cash flows.

Related Party Transactions

For information regarding our related party transactions, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business operations, we are exposed to certain risks, including changes in interest rates and commodity prices.  In order to manage risks associated with certain anticipated future transactions, we use derivative instruments.  Derivatives are financial instruments whose fair value is determined by changes in a specified benchmark such as interest rates, commodity prices or currency values.  Typical derivative instruments include physical forward agreements, futures contracts, floating-to-fixed swaps, basis swaps and options contracts.  Substantially all of our derivatives are used for non-trading activities.  See Note 4 of the Notes to Unaudited Condensed Financial Statements included under Item 1 of this quarterly report for additional information regarding our derivative instruments and hedging activities.

Our exposures to market risk have not changed materially since those reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2009, as initially filed on March 1, 2010.

Interest Rate Derivative Instruments

We utilized interest rate swaps to manage our exposure to changes in the interest rates charged on borrowings under our Revolving Credit Facility from September 2007 through September 2010.  This strategy was a component in controlling our cost of capital associated with such borrowings.  Our interest rate swaps expired in September 2010.

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

	Resulting	Portfolio FV at
Scenario	Classification	September 30, 2010		October 19, 2010
FV assuming no change in underlying commodity prices	Liability	$	*	$--
FV assuming 10% increase in underlying commodity prices	Liability		*	--
FV assuming 10% decrease in underlying commodity prices	Liability		*	--
* Amount is negligible.

Item 4.  Controls and Procedures.

As of the end of the period covered by this quarterly report, our management carried out an evaluation, with the participation of our general partner’s CEO (our principal executive officer) and our general partner’s chief financial officer (our principal financial officer) (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on that evaluation, as of the end of the period covered by this report, the CEO and CFO concluded:

(i)	that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors set forth in our 2009 annual report on Form 10-K and below, in addition to other information in such annual report and in this quarterly report on Form 10-Q.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

Proposals have been introduced in the U.S. Congress to regulate hydraulic fracturing operations and related injection of fracturing fluids and propping agents used in fracturing fluids by the oil and natural gas industry under the federal Safe Drinking Water Act (“SDWA”) and to require the disclosure of chemicals used in the hydraulic fracturing process under the SDWA, Emergency Planning and Community Right-to-Know Act, or other authority.  Hydraulic fracturing is an important and commonly used process in the completion of unconventional oil and natural gas wells in shale, coal bed and tight sand formations.  Sponsors of these bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies and otherwise cause adverse environmental impacts.  The Chairman of the House Energy and Commerce Committee has initiated an investigation of the potential impacts of hydraulic fracturing, which has involved seeking information about fracturing activities and chemicals from certain companies in the oil and gas sector.  In addition, in March 2010, the U.S. EPA announced its intention to conduct a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health.  The EPA has begun preparation for the study and expects to complete the study in 2012.  In addition, various state-level initiatives in regions with substantial shale gas supplies have been proposed or implemented to regulate hydraulic fracturing practices, limit water withdrawals and water use, require disclosure of fracturing fluid constituents, or protect drinking water supplies.  Moreover, public debate over hydraulic fracturing and shale gas production has been increasing, and has resulted in delays of well permits in some areas, particularly in the Marcellus Shale play.

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

The United States Congress has passed, and the President has signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”).  The Act provides for new statutory and regulatory requirements for financial derivative transactions, including oil and gas hedging transactions. Certain transactions will be required to be cleared on exchanges, and cash collateral will be required for these transactions.  The Act provides for a potential exception from these clearing and cash collateral requirements for commercial end-users and it includes a number of defined terms that will be used in determining how this exception applies to particular derivative transactions and to the parties to those transactions.  The Act requires the Commodity Futures Trading Commission (the “CFTC”) to promulgate rules to define these terms in detail, but we do not know the definitions that the CFTC will actually promulgate or how these definitions will apply to us.

The majority of our financial derivative transactions are currently executed and cleared over exchanges that already require the posting of cash collateral or letters of credit based on initial and variation margin requirements.  We enter into over the counter natural gas derivative contracts from time to time with respect to a portion of our expected storage activities in order to hedge against commodity price uncertainty and enhance the predictability of cash flows from these activities.  Depending on the rules and definitions adopted by the CFTC, we might in the future be required to provide additional cash collateral for our commodities hedging transactions whether cleared over an exchange or new cash collateral for those transactions executed over the counter.  Posting of additional or new cash collateral could cause liquidity issues for us by reducing our ability to use our cash for capital expenditures or other partnership purposes.  A requirement to post additional or new cash collateral could therefore significantly reduce our ability to execute strategic hedges to reduce commodity price uncertainty and thus protect cash flows.  We are at risk unless and until the CFTC adopts rules and definitions that confirm that companies such as ourselves are not required to post cash collateral for our over the counter derivative hedging contracts nor increase the amount of cash collateral posted for transactions cleared over an exchange.  In addition, even if we ourselves are not required to post cash collateral for our derivative contracts, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with the Act’s new requirements.  These requirements may affect the liquidity and pricing of derivative contracts, and the costs of compliance by dealers and counterparties will likely be passed on to customers such as ourselves, thus decreasing the benefits to us of hedging transactions and reducing our profitability.

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

10.14***	Form of Option Grant Award under the 2010 Duncan Energy Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on August 9, 2010).
10.15***	Form of Employee Restricted Unit Grant Award under the 2010 Duncan Energy Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to Form 10-Q filed on August 9, 2010).
10.16
First Amendment to Loan Agreement, dated August 20, 2010, between Enterprise Products Operating LLC, as Lender, and Duncan Energy Partners L.P., as Borrower (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 23, 2010).

10.17***
Retention Agreement between William Ordemann and Enterprise Products Company dated effective October 1, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enterprise Products Partners L.P. on October 14, 2010).

10.18
Second Amendment to Term Loan Agreement, dated October 25, 2010, among Duncan Energy Partners L.P., as Borrower, Wells Fargo Bank, National Association, successor-by-merger to Wachovia Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 26, 2010).

10.19
Revolving Credit and Term Loan Agreement, dated October 25, 2010, among Duncan Energy Partners L.P., as Borrower, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Citibank, N.A., DNB NOR Bank ASA and the Royal Bank of Scotland, plc, as Co-Syndication Agents, and Scotia Capital, Barclays Bank plc and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 26, 2010).
31.1#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. for the September 30, 2010 quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of Bryan F. Bulawa for Duncan Energy Partners L.P. for the September 30, 2010 quarterly report on Form 10-Q.
32.1#	Section 1350 certification of W. Randall Fowler for the September 30, 2010 quarterly report on Form 10-Q.
32.2#	Section 1350 certification of Bryan F. Bulawa for the September 30, 2010 quarterly report on Form 10-Q.

*
With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P. and Enterprise GP Holdings L.P. are 1-14323 and 1-32610, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2010.

DUNCAN ENERGY PARTNERS L.P.
(A Delaware Limited Partnership)

By: DEP Holdings, LLC, as General Partner

By: /s/ Michael J. Knesek
Name: Michael J. Knesek
Title: Senior Vice President, Controller and Principal Accounting Officer of the General Partner