Form 10-Q
period 2011-03-31
Duncan Energy Partners L.P.
filed 2011-05-10
CIK 1379378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ☐ No ☑

There were 57,770,528 common units of Duncan Energy Partners L.P. outstanding at May 2, 2011.  Our common units trade on the New York Stock Exchange under the ticker symbol “DEP.”

DUNCAN ENERGY PARTNERS L.P.

PART I. FINANCIAL INFORMATION.

Item 1.  Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$22.6	$32.4
Accounts receivable – trade, net of allowance for doubtful accounts of $0.5 and $0.4 at March 31, 2011 and December 31, 2010, respectively.	59.6	66.0
Accounts receivable – related parties	35.1	21.1
Gas imbalance receivables	2.3	11.5
Inventories	8.3	5.8
Prepaid and other current assets	18.6	19.3
Total current assets	146.5	156.1
Property, plant and equipment, net	5,666.8	5,362.2
Investment in Evangeline	6.7	6.4
Intangible assets, net of accumulated amortization of $52.8 and $50.8 at March 31, 2011 and December 31, 2010, respectively.	36.0	38.0
Goodwill	4.9	4.9
Other assets	16.5	4.3
Total assets	$5,877.4	$5,571.9

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$282.3	$282.3
Accounts payable – trade	125.5	99.3
Accounts payable – related parties	45.2	26.8
Accrued product payables	42.4	60.5
Accrued costs and expenses	6.7	11.5
Other current liabilities	46.3	47.2
Total current liabilities	548.4	527.6
Long-term debt (see Note 9)	615.5	506.0
Deferred tax liabilities	5.7	5.3
Other long-term liabilities	15.3	13.4
Commitments and contingencies
Equity:
Partners’ equity: (see Note 10)
Limited partners:
Common units (57,770,528 and 57,749,158 common units outstanding at March 31, 2011 and December 31, 2010, respectively)	755.5	760.3
General partner	(0.1)	0.1
Total partners’ equity	755.4	760.4
Noncontrolling interest in subsidiaries: (see Note 11)
DEP I Midstream Businesses – Parent	741.5	686.7
DEP II Midstream Businesses – Parent	3,195.6	3,072.5
Total noncontrolling interest	3,937.1	3,759.2
Total equity	4,692.5	4,519.6
Total liabilities and equity	$5,877.4	$5,571.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions)

	For the Three Months
	Ended March 31,
	2011	2010
Revenues:
Third parties	$143.1	$158.2
Related parties	140.1	132.4
Total revenues (see Note 12)	283.2	290.6
Costs and Expenses:
Operating costs and expenses:
Third parties	190.3	225.7
Related parties	66.7	41.5
Total operating costs and expenses	257.0	267.2
General and administrative costs:
Third parties	0.6	0.7
Related parties	4.0	4.2
Total general and administrative costs	4.6	4.9
Total costs and expenses (see Note 12)	261.6	272.1
Equity in income of Evangeline	0.3	0.2
Operating income	21.9	18.7
Interest expense	3.1	3.1
Income before benefit from (provision for) income taxes	18.8	15.6
Benefit from (provision for) income taxes	(0.5)	0.1
Net income	18.3	15.7
Net loss (income) attributable to noncontrolling interest: (see Note 11)
DEP I Midstream Businesses - Parent	2.5	(4.7)
DEP II Midstream Businesses - Parent	(1.5)	10.2
Total net loss attributable to noncontrolling interest	1.0	5.5
Net income attributable to partners (see Note 1)	$19.3	$21.2

Allocation of net income attributable to partners: (see Note 1)
Limited partners’ interest in net income	$19.2	$21.0
General partner interest in net income	$0.1	$0.2

Basic and diluted earnings per unit (see Note 14)	$0.33	$0.37

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months
	Ended March 31,
	2011	2010

Net income	$18.3	$15.7
Other comprehensive income (loss):
Cash flow hedges:
Interest rate derivative instrument losses during period	--	(0.2)
Reclassification adjustment for losses included in net income related to interest rate derivative instruments	--	1.9
Total other comprehensive income	--	1.7
Comprehensive income	18.3	17.4
Comprehensive loss (income) attributable to noncontrolling interest:
DEP I Midstream Businesses – Parent	2.5	(4.7)
DEP II Midstream Businesses – Parent	(1.5)	10.2
Total comprehensive loss attributable to noncontrolling interest	1.0	5.5
Comprehensive income attributable to partners	$19.3	$22.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Three Months
	Ended March 31,
	2011	2010
Operating activities:
Net income	$18.3	$15.7
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	52.5	48.2
Non-cash asset impairment charges	--	1.5
Equity in income of Evangeline	(0.3)	(0.2)
Gains from asset sales and related transactions	(0.2)	(0.9)
Deferred income tax expense	0.3	(0.3)
Net effect of changes in operating accounts (see Note 17)	(14.7)	(2.5)
Cash flows provided by operating activities	55.9	61.5
Investing activities:
Capital expenditures	(329.2)	(119.9)
Contributions in aid of construction costs	2.6	2.6
Proceeds from sale of assets and related transactions	0.3	2.0
Other, including loans to EPO (see Note 13)	--	45.6
Cash used in investing activities	(326.3)	(69.7)
Financing activities:
Borrowings under bank agreements	159.5	15.1
Repayments of debt under bank agreements	(50.0)	(15.1)
Cash distributions to our unitholders and general partner	(26.5)	(25.9)
Cash distributions to EPO as noncontrolling interest	(37.3)	(27.1)
Cash contributions from EPO as noncontrolling interest	214.3	78.8
Net cash proceeds from the issuance of common units	0.6	0.2
Cash provided by financing activities	260.6	26.0
Net changes in cash and cash equivalents	(9.8)	17.8
Cash and cash equivalents, January 1	32.4	3.9
Cash and cash equivalents, March 31	$22.6	$21.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

DUNCAN ENERGY PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(See Note 10 for Unit History)
(Dollars in millions)

	Duncan Energy Partners
			Noncontrolling
	Limited	General	Interest in
	Partners	Partner	Subsidiaries	Total
Balance, December 31, 2010	$760.3	$0.1	$3,759.2	$4,519.6
Net income (loss)	19.2	0.1	(1.0)	18.3
Amortization of equity awards	1.6	--	--	1.6
Net cash proceeds from the issuance of common units	0.6	--	--	0.6
Cash distributions to unitholders and general partner	(26.3)	(0.2)	--	(26.5)
Cash contributions from EPO as noncontrolling interest	--	--	214.3	214.3
Cash distributions to EPO as noncontrolling interest	--	--	(37.3)	(37.3)
Other	0.1	(0.1)	1.9	1.9
Balance, March 31, 2011	$755.5	$(0.1)	$3,937.1	$4,692.5

	Duncan Energy Partners
			Accumulated
			Other	Noncontrolling
	Limited	General	Comprehensive	Interest in
	Partners	Partner	Income (Loss)	Subsidiaries	Total
Balance, December 31, 2009	$766.6	$0.2	$(5.4)	$3,375.5	$4,136.9
Net income (loss)	21.0	0.2	--	(5.5)	15.7
Amortization of equity awards	1.0	(0.2)	--	--	0.8
Net cash proceeds from the issuance of common units	0.2	--	--	--	0.2
Cash distributions to unitholders and general partner	(25.7)	(0.2)	--	--	(25.9)
Cash contributions from EPO as noncontrolling interest	--	--	--	78.8	78.8
Cash distributions to EPO as noncontrolling interest	--	--	--	(27.1)	(27.1)
Change in value of cash flow hedges	--	--	1.7	--	1.7
Other	0.1	--	--	1.5	1.6
Balance, March 31, 2010	$763.2	$--	$(3.7)	$3,423.2	$4,182.7

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

References to “Enterprise” mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.  Enterprise is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  Enterprise is managed by its general partner, Enterprise Products Holdings LLC (“Enterprise GP”), which is a wholly owned subsidiary of Dan Duncan LLC, a Delaware limited liability company.  References to “EPO” mean Enterprise Products Operating LLC, which is a wholly owned subsidiary of Enterprise and its consolidated subsidiaries, through which Enterprise conducts substantially all of its business.  EPO beneficially owns 100% of DEP GP and currently owns 58.5% of our common units.  Enterprise consolidates our financial statements with its own.

On April 28, 2011, we and our general partner entered into a definitive merger agreement with Enterprise, Enterprise GP and certain of their subsidiaries.  See Note 13 for information regarding the proposed merger with Enterprise.

The membership interests of Dan Duncan LLC are owned of record by a voting trust, the current trustees (“DD LLC Trustees”) of which are: (i) Randa Duncan Williams, who is also a director of Enterprise GP; (ii) Dr. Ralph S. Cunningham, who is also a director and the Chairman of Enterprise GP and one of three managers of Dan Duncan LLC; and (iii) Richard H. Bachmann, who is also a director of Enterprise GP and one of three managers of Dan Duncan LLC.

References to “EPCO” mean Enterprise Products Company and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned of record by a voting trust, the current trustees (“EPCO Trustees”) of which are: (i) Ms. Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as a Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer (“CEO”) of EPCO.  Ms. Williams, Dr. Cunningham and Mr. Bachmann are also currently directors of EPCO.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. (NYSE: ETE) and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”) and Regency Energy Partners LP (“RGNC”).  The general partner of Energy Transfer Equity is LE GP, LLC (“LE GP”).  Enterprise owns noncontrolling interests in Energy Transfer Equity, which it accounts for using the equity method of accounting.

Note 1.  Partnership Operations, Organization and Basis of Presentation

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

At March 31, 2011, we are owned 99.3% by our limited partners and 0.7% by our general partner, DEP GP.  EPO beneficially owned approximately 58.5% of our limited partner interests and 100% of DEP GP.  On April 28, 2011, we and our general partner entered into a definitive merger agreement with Enterprise, Enterprise GP and certain of their subsidiaries.  See Note 13 for information regarding the proposed merger with Enterprise.

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

See Note 16 for information regarding a February 2011 NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility.

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

The total budgeted cost of the Haynesville Extension is approximately $1.50 billion (including capitalized interest).  In June 2010, we agreed to fund 66% of the Haynesville Extension project costs and EPO agreed to fund the remaining 34% of such expenditures; therefore, we estimate that our share of such costs will approximate $990 million.  In order to fund our capital spending requirements under the Haynesville Extension project, we entered into long-term senior unsecured credit facilities having an aggregate borrowing capacity of $1.25 billion in October 2010.  For information regarding our $1.25 billion credit facilities, see Note 9.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

See “DEP II Midstream Businesses – Parent” under Note 11 and “Relationship with EPO – Company and Limited Partnership Agreements – DEP II Midstream Businesses” under Note 13 for additional information regarding the DEP II Midstream Businesses.

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

The initial annualized return rate from December 8, 2008 through December 31, 2009 was 11.85%, which was based on our estimated weighted-average cost of capital at December 8, 2008 plus 1.0%.  The annualized return rate increases by 2.0% on January 1 of each year.  As a result, the annualized return rate for 2010 was 12.087% and for 2011 is 12.329%.

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

See Note 11 for detailed information regarding EPO’s noncontrolling interest in the DEP I and DEP II Midstream Businesses.

Note 2.  General Accounting Matters

Our results of operations for the three months ended March 31, 2011 are not necessarily indicative of results expected for the full year.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Exchange Commission (“SEC”).  These Unaudited Condensed Consolidated Financial Statements and the Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report for the year ended December 31, 2010, as filed on March 1, 2011 (“2010 Form 10-K”) (Commission File No. 1-33266).

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is determined based on specific identification and estimates of future uncollectible accounts.  Our procedure for determining the allowance for doubtful accounts is based on: (i) historical experience with customers, (ii) the perceived financial stability of customers based on our research and (iii) the levels of credit we grant to customers.  In addition, we may increase the allowance account in response to the specific identification of customers involved in bankruptcy proceedings and similar financial difficulties.  On a routine basis, we review estimates associated with the allowance for doubtful accounts to ensure that we have recorded sufficient reserves to cover potential losses.  Our allowance also includes estimates for uncollectible natural gas imbalances based on specific identification of accounts.

Contingencies

Certain conditions may exist as of the date our financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur.  Our management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise in judgment.  In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in proceedings, our management and legal counsel evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of liability can be estimated, then the estimated liability would be accrued in our financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss (if determinable and material), is disclosed.  Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  See Note 15 for additional information regarding our contingencies.

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

We apply the normal purchases/normal sales exception for certain of our derivative instruments, which precludes the recognition of changes in mark-to-market values for these items on our balance sheet or income statement.  Revenues and costs for these transactions are recognized when volumes are physically delivered or received.

See Note 4 for additional information regarding our derivative instruments and related hedging activities.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Unit

Earnings per unit is based on the amount of income allocated to limited partners and the weighted-average number of units outstanding during the period.  See Note 14 for information regarding our presentation of earnings per unit amounts.

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

Fair Value Information

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value.  The carrying amounts of our variable-rate debt obligations reasonably approximate their fair values due to their variable interest rates.  See Note 4 for fair value information associated with our derivative instruments.

Note 3.  Equity-based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes the expense we recognized in connection with equity-based awards for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010
Restricted common unit awards	$1.5	$0.6
Unit option awards	0.1	0.1
Other	--	0.1
Total compensation expense	$1.6	$0.8

The fair value of equity-classified awards (e.g., restricted common unit and unit option awards) is amortized to earnings over the requisite service or vesting period.  Compensation expense for potential liability-classified awards (e.g., unit appreciation rights (“UARs”) and phantom units) would be recognized over the requisite service or vesting period of an award based on the fair value of the award as remeasured at each reporting period.  Liability-classified awards are settled in cash upon vesting.

At March 31, 2011, EPCO’s significant long-term incentive plans applicable to us were the 2010 Duncan Energy Partners L.P. Long-Term Incentive Plan (the “2010 Plan”), the Enterprise Products 1998 Long-Term Incentive Plan (“1998 Plan”) and the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan (“2008 Plan”).

The 2010 Plan provides for awards to employees, directors or consultants providing services to us.  Awards under the 2010 Plan may be granted in the form of options to purchase our common units, restricted common units, UARs, phantom units and distribution equivalent rights (“DERs”).  Up to 500,000 of our common units may be issued as awards under the 2010 Plan.  After giving effect to awards granted under the plan through March 31, 2011, a total of 489, 986 additional common units could be issued.  The merger agreement governing our proposed merger with Enterprise contains restrictions on the issuance of additional awards under the 2010 Plan.  See Note 13 for information regarding the proposed merger with Enterprise.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 1998 Plan provides for awards of Enterprise’s common units and other rights to non-employee directors and to employees of EPCO and its affiliates providing services to us.  Awards under the 1998 Plan may be granted in the form of unit options, restricted common units, phantom units and DERs.  Up to 7,000,000 of Enterprise’s common units may be issued as awards under the 1998 Plan.  After giving effect to awards granted under the plan through March 31, 2011, a total of 1,318,502 additional common units of Enterprise could be issued.  All of the awards issued for which we have been allocated expense were in the form of unit options and restricted common units.

                The 2008 Plan provides for awards of Enterprise’s common units and other rights to non-employee directors and to consultants and employees of EPCO and its affiliates providing services to us.  Awards under the 2008 Plan may be granted in the form of unit options, restricted common units, UARs, phantom units and DERs.  Up to 10,000,000 of Enterprise’s common units may be issued as awards under the 2008 Plan.  After giving effect to awards granted under the plan through March 31, 2011, a total of 4,685,352 additional common units of Enterprise could be issued.  All of the awards issued for which we have been allocated expense were in the form of unit options and restricted common units.

Summary of Long-Term Incentive Awards

The following information is being provided regarding the 2010 Plan and EPCO’s other long-term incentive awards under which we have received or may receive an allocation of expense.  EPCO has certain plans under which liability-classified awards may be issued.  As of March 31, 2011, we have not been allocated any costs of liability-classified awards and therefore have not included any discussion of such awards in these disclosures.  EPCO may create additional long-term incentive plans in the future that may result in us receiving an allocation of expense based on services rendered to us by the recipients of such awards.  Unless noted otherwise, the following information is presented on a gross basis (to EPCO and affiliates) with respect to the type of award granted.  To the extent applicable, we have noted our estimated share of unrecognized compensation costs of such awards and the weighted-average period of time over which we expect to recognize such expense.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information regarding restricted common unit awards for the period presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit (1)
Enterprise restricted common unit awards
Restricted common units at December 31, 2010	3,561,614	$29.78
Granted (2)	1,350,530	$43.70
Vested	(336,227)	$32.43
Forfeited	(16,475)	$34.37
Restricted common units at March 31, 2011	4,559,442	$33.69

Duncan Energy Partners restricted common unit awards
Restricted common units at December 31, 2010	--
Granted (3)	3,666	$32.56
Vested (3)	(3,666)	$32.56
Restricted common units at March 31, 2011	--

(1)   Determined by dividing the aggregate grant date fair value of awards before an allowance for forfeitures by the number of awards issued.
(2)   The aggregate grant date fair value of restricted common unit awards issued in 2011 was $59.0 million based on a grant date market price of $43.70 per unit. Estimated forfeiture rates ranging between 4.6% and 17% were applied to these awards.
(3)   The aggregate grant date fair value of restricted common unit awards issued in 2011 was $0.1 million based on a grant date market price of our common units of $32.56 per unit. These awards vested upon issuance.

For the EPCO group of companies, the unrecognized compensation cost associated with restricted common unit awards was an aggregate $86.5 million at March 31, 2011, of which our allocated share of the cost is currently estimated to be $11.8 million.  We expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.2 years.

Unit Option Awards

EPCO’s long-term incentive plans provide for the issuance of non-qualified incentive options.  These option awards may be denominated in our common units or those of Enterprise depending on the issuer of the award.  When issued, the exercise price of each option award may be no less than the market price of the underlying security on the date of grant.  In general, these option awards have a vesting period of four years from the date of grant and expire between five and ten years after the date of grant.  There were no options granted under our 2010 Plan during the three months ended March 31, 2011.

The fair value of each unit option is estimated on the date of grant using a Black-Scholes option pricing model, which incorporates various assumptions including expected life of the options, risk-free interest rates, expected distribution yield of the underlying security, and expected unit price volatility.  In general, our assumptions regarding the expected life of the options represents the period of time that the options are expected to be outstanding based on an analysis of our historical option activity.  Our selection of the risk-free interest rates is based on published yields for U.S. government securities with comparable terms.  The unit price volatility and expected distribution yield assumptions are based on several factors, including an analysis of the underlying security’s historical market price and its distribution yield over a period of time equal to the expected life of the option, respectively.  Compensation expense recorded in connection with unit options is based on the grant date fair value of such awards, net of an allowance for estimated forfeitures, over the requisite service or vesting period.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents unit option activity under the EPCO plans for the periods indicated.  As of March 31, 2011, only Enterprise has issued unit option awards.

	Number of Units	Weighted- Average Strike Price (dollars/unit)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Unit options at December 31, 2010	3,753,420	$28.08	3.6	$--
Unit options at March 31, 2011	3,753,420	$28.08	3.4	$--
Options exercisable at March 31, 2011	--		--	$--

(1) Aggregate intrinsic value reflects fully vested unit options at the date indicated. There were no vested unit options outstanding at either December 31, 2010 or March 31, 2011.

In order to fund its unit option-related obligations, EPCO may purchase common units at fair value either in the open market or directly from Enterprise.

For the EPCO group of companies, the unrecognized compensation cost associated with unit option awards was an aggregate $5.8 million at March 31, 2011, of which our allocated share of the cost is currently estimated to be $0.9 million.  We expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.1 years.

Note 4.  Derivative Instruments, Hedging Activities and Fair Value Measurements

In the normal course of our business operations, we are exposed to certain risks, including changes in interest rates and commodity prices.  In order to manage risks associated with certain anticipated future transactions, we use derivative instruments.  Derivatives are financial instruments whose fair value is determined by changes in a specified benchmark such as interest rates or commodity prices.  Fair value is generally defined as the amount at which a derivative instrument could be exchanged in a current transaction between willing parties, not in a forced sale.  Derivative instruments typically include physical forward agreements, futures contracts, floating-to-fixed swaps, basis swaps and options contracts.  Substantially all of our derivatives are used for non-trading activities.

We are required to recognize derivative instruments at fair value as either assets or liabilities on our balance sheet.  While all derivatives are required to be reported at fair value on the balance sheet, changes in fair value of the derivative instruments are reported in different ways, depending on the nature and effectiveness of the hedging activities to which they relate.  After meeting specified conditions, a qualified derivative may be designated as a total or partial hedge of:

▪
Changes in the fair value of a recognized asset or liability, or an unrecognized firm commitment – In a fair value hedge, gains and losses for both the derivative instrument and the hedged item are recognized in income during the period of change.

▪
Variable cash flows of a forecasted transaction – In a cash flow hedge, the effective portion of the hedge is reported in other comprehensive income (loss) and is reclassified into earnings when the forecasted transaction affects earnings.

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

Interest Rate Derivative Instruments

We have no interest rate derivative instruments outstanding at March 31, 2011.  We utilized floating-to-fixed interest rate swaps with a notional value of $175.0 million to manage our exposure to changes in the interest rates charged on borrowings under a then existing $300.0 million unsecured revolving credit facility from September 2007 through September 2010.  Our interest rate swaps expired in September 2010.  This strategy was a component in controlling our cost of capital associated with such borrowings for the three months ended March 31, 2010.

Interest rate swaps exchange the stated interest rate paid on a notional amount of debt for a fixed or floating interest rate stipulated in the derivative instrument.  Our interest rate swaps resulted in an increase in interest expense of $1.9 million for the three months ended March 31, 2010.

Commodity Derivative Instruments

The price of natural gas is subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as forwards, basis swaps and futures contracts.  The following table summarizes our commodity derivative instruments outstanding at March 31, 2011:

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment

Derivatives not designated as hedging instruments:
Acadian Gas:
Natural gas risk management activities (2)	2.4 Bcf	n/a	Mark-to-market

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

Credit-Risk Related Contingent Features in Derivative Instruments

Commodity derivative instruments can include provisions related to minimum credit ratings and/or adequate assurance clauses.  At March 31, 2011, we did not have any derivative instruments with contingent features in a net liability position.  The potential for derivatives with contingent features to enter a net liability position may change in the future as commodity positions and prices fluctuate.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
   Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives					Liability Derivatives
	March 31, 2011			December 31, 2010		March 31, 2011			December 31, 2010
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$	*	Other current assets	$0.2	Other current liabilities	$	*	Other current liabilities	$0.2

* Amount is negligible.

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Comprehensive Income and Consolidated Operations for the periods presented:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	For the Three Months
	Ended March 31,
	2011	2010
Interest rate derivatives	$--	$(0.2)

		Loss Reclassified from Accumulated Other Comprehensive Loss to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location	For the Three Months Ended March 31,
		2011	2010
Interest rate derivatives	Interest expense	$--	$(1.9)

		Gain Recognized in Income on Ineffective Portion of Derivative
Derivatives in Cash Flow Hedging Relationships	Location	For the Three Months Ended March 31,
		2011	2010
Interest rate derivatives	Interest expense	$--	$	*

* Amount is negligible.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods presented:

		Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location	For the Three Months
		Ended March 31,
		2011	2010
Commodity derivatives	Revenue	$(0.2)	$	*

* Amount is negligible.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.  Our fair

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A three-tier hierarchy has been established that classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.  Our Level 1 and 2 assets were nominal amounts at March 31, 2011 and we did not have any Level 3 assets.  There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2011.

Nonfinancial Assets and Liabilities

 Using appropriate valuation techniques, we adjusted the carrying value of certain assets recorded as property, plant and equipment to their estimated fair values during the three months ended March 31, 2010.  This resulted in non-cash asset impairment charges of $1.5 million.  These impairment charges resulted primarily from the anticipated abandonment of certain pipeline laterals on our TPC Offshore gathering system and the cancellation of a compressor station project on our Texas Intrastate System.  Our fair value estimates were based primarily on an evaluation of the future cash flows associated with each asset (Level 3).  The non-cash impairment charges we recorded during the three months ended March 31, 2010 are a component of operating costs and expenses.  We did not have any non-cash impairment charges during the three months ended March 31, 2011.

Note 5.  Inventories

Our inventory amounts were as follows at the dates indicated:

	March 31,	December 31,
	2011	2010
Working inventory (1)	$3.5	$1.0
Forward sales inventory (2)	4.8	4.8
Total inventory	$8.3	$5.8

(1)   Working inventory is comprised of inventories of natural gas that are used in the provision for services.
(2)   Forward sales inventory consists of identified natural gas volumes dedicated to the fulfillment of forward sales contracts.

Working inventory primarily includes natural gas volumes held for operational system balancing on the Texas Intrastate System.  These natural gas inventories fluctuate as a result of imbalances with shippers and are valued based on a twelve-month rolling average of posted industry prices.  When such volumes are delivered out of inventory, the average cost of these volumes is charged against our accrued gas imbalance payables.  At March 31, 2011 and December 31, 2010, the value of natural gas held in inventory for operational system balancing was $0.5 million and $0.1 million, respectively.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our cost of sales and lower of cost or market (“LCM”) adjustment amounts for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010
Cost of sales (1)	$140.7	$162.8
LCM adjustments	*	0.1
(1)   Cost of sales is a component of “Operating costs and expenses”, as presented on our Unaudited Condensed Statements of Consolidated Operations. Period-to-period fluctuations in these amounts are primarily due to changes in natural gas prices and sales volumes.
            * Amount is negligible.

Note 6.  Property, Plant and Equipment

Our property, plant and equipment values and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful	March 31,	December 31,
	Life in Years	2011	2010
Plant and pipeline facilities (1)	3-45 (4)	$5,187.2	$5,118.6
Underground storage wells and related assets (2)	5-35 (5)	477.4	474.2
Transportation equipment (3)	3-10	13.5	13.0
Land		46.0	46.0
Construction in progress		1,087.5	807.4
Total		6,811.6	6,459.2
Less accumulated depreciation		1,144.8	1,097.0
Property, plant and equipment, net		$5,666.8	$5,362.2

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

The following table summarizes our depreciation expense and capitalized interest amounts for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010
Depreciation expense (1)	$47.9	$45.1
Capitalized interest (2, 3)	2.4	0.1
(1)   Depreciation expense is a component of “Costs and expenses” as presented in our Unaudited Condensed Statements of Consolidated Operations.
(2)   Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.
(3)   The increase in capitalized interest for 2011 is due to our election to fund the Haynesville Extension in line with our respective ownership interest.

Haynesville Extension

On a consolidated basis, our construction in progress amounts at March 31, 2011 includes $771.8 million of capital expenditures related to the Haynesville Extension project.  Based on the current spending forecast for this project, we expect that consolidated capital spending (on a 100% basis, including capitalized interest) for the Haynesville Extension will approximate $700 million for the remainder of 2011

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and $1.50 billion for the entire project through the date of completion, which is expected in September 2011.

Our 66% share of the total expected cost of the Haynesville Extension is estimated at $990 million.  We expect that our 66% share of the capital spending for this project for the remainder of 2011 will approximate $460 million.  For information regarding the funding of the Haynesville Extension, see “Relationship with EPO – Amended Acadian LLC Agreement” under Note 13.

Asset Retirement Obligations

We record asset retirement obligations (“AROs”) related to legal requirements to perform retirement activities as specified in contractual arrangements and/or governmental regulations.  In general, our AROs primarily result from (i) right-of-way agreements associated with our pipeline operations, (ii) leases of plant sites and (iii) regulatory requirements triggered by the abandonment or retirement of certain facilities.  In addition, our AROs may result from regulatory requirements associated with the renovation or demolition of certain assets containing hazardous substances such as asbestos.  The following table presents information regarding our AROs since December 31, 2010:

ARO liability balance, December 31, 2010	$15.6
Liabilities settled during the period	*
Accretion expense	0.3
Revisions in estimated cash flows	1.4
ARO liability balance, March 31, 2011	$17.3

* Amount is negligible.

The change in our ARO liability balance during the three months ended March 31, 2011 primarily reflects revised estimates of the cost to comply with abandonment obligations associated with components of our TPC Offshore gathering system.

Property, plant and equipment at March 31, 2011 and December 31, 2010 includes $10.8 million and $9.4 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived assets.  The following table presents forecasted accretion expense associated with our AROs for the years presented:

Remainder of 2011	2012	2013	2014	2015
$0.8	$1.2	$1.3	$1.4	$1.5

Note 7.  Investment in Evangeline

Acadian Gas, through a wholly owned subsidiary, owns an aggregate 49.51% equity interest in Evangeline, which consists of a 45% direct ownership interest in EGP and a 45.05% direct interest in EGC.  EGC also owns a 10% direct interest in EGP.  Third parties own the remaining equity interests in EGP and EGC.  Acadian Gas does not have a controlling interest in the Evangeline entities, but does exercise significant influence over Evangeline’s operating policies.  Acadian Gas accounts for its investment in Evangeline using the equity method.  Our investment in Evangeline is classified within our Natural Gas Pipelines & Services business segment.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We have received no cash distributions from Evangeline since we acquired our interest in Evangeline in April 2001.  The trust indenture governing Evangeline’s senior notes placed restrictions on the payment of distributions to Evangeline’s partners.  The senior notes were repaid in December 2010 and we expect to receive distributions from Evangeline in 2011.  Our share of undistributed earnings of Evangeline totaled approximately $4.7 million at March 31, 2011.

The following table presents unaudited summarized income statement (on a 100% basis) information of Evangeline for the periods presented:

Summarized Income Statement Information for the Three Months Ended
	March 31, 2011			March 31, 2010
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Natural Gas Pipelines & Services	$32.7	$0.7	$0.7	$39.7	$0.6	$0.5

Note 8.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible asset balances by business segment at the dates indicated:

	At March 31, 2011			At December 31, 2010
	Gross	Accum.	Carrying	Gross	Accum.	Carrying
	Value	Amort.	Value	Value	Amort.	Value
NGL Pipelines & Services:
Customer relationship intangibles	$24.6	$(11.5)	$13.1	$24.6	$(11.0)	$13.6
Contract-based intangibles	43.2	(30.7)	12.5	43.2	(29.5)	13.7
Natural Gas Pipelines & Services:
Customer relationship intangibles	21.0	(10.6)	10.4	21.0	(10.3)	10.7
Total all segments	$88.8	$(52.8)	$36.0	$88.8	$(50.8)	$38.0

The following table presents amortization expense related to our intangible assets by business segment for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010
NGL Pipelines & Services	$1.7	$1.8
Natural Gas Pipelines & Services	0.3	0.3
Total all segments	$2.0	$2.1

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our forecast of amortization expense associated with existing intangible assets by business segment for the periods presented:

	Remainder of 2011	2012	2013	2014	2015
NGL Pipelines & Services	$4.8	$2.9	$1.7	$1.5	$1.4
Natural Gas Pipelines & Services	0.9	1.1	1.0	0.9	0.8
Total segments	$5.7	$4.0	$2.7	$2.4	$2.2

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

Customer relationship intangible assets.  Our customer relationship intangible assets (i) supply us with information about or access to customers and (ii) grant customers the ability to make direct contact with us.  Customer relationships may arise from contractual arrangements (such as supplier contracts and service contracts) and through means other than contracts, such as through regular contact by sales or service representatives.  At March 31, 2011, the carrying value of our customer relationship intangible assets was $23.5 million.

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

Contract-based intangible assets.  At March 31, 2011, the carrying value of our contract-based intangible assets was $12.5 million.  Our storage contracts related to Mont Belvieu storage and Markham NGL storage are included in our NGL Pipelines & Services segment.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  We do not amortize goodwill; however, we test our goodwill for impairment at the beginning of each fiscal year, and more frequently, if circumstances indicate it is more likely than not that the fair value of goodwill is below its carrying amount.  There have been no changes to our goodwill amounts since those reported in our 2010 Form 10-K.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Debt Obligations

Our consolidated debt obligations consisted of the following at the dates indicated:

	March 31,	December 31,
	2011	2010
DEP Multi-Year Revolving Credit Facility, variable rate, due October 2013 (1,3)	$215.5	$106.0
$400 Million Term Loan Facility, variable rate, due October 2013 (2,3)	400.0	400.0
Term Loan Agreement, variable rate, due December 2011 (4)	282.3	282.3
Total principal amount of debt obligations	897.8	788.3
Less: Current maturities of debt (5)	(282.3)	(282.3)
Total long-term debt	$615.5	$506.0

(1)   Refers to our $850.0 million multi-year revolving credit facility, which we entered into in October 2010.
(2)   Refers to our $400.0 million term loan facility, which we entered into in October 2010.
(3)   Collectively referred to as the “Revolving Credit and Term Loan Agreement.”
(4)   Refers to our $300.0 million term loan facility, which we entered into in December 2008 in order to fund cash consideration due to EPO in connection with the DEP II drop down transaction.
(5)   We expect to refinance the current maturities of our debt obligations prior to their maturity.

There have been no changes in the terms of our outstanding debt obligations since those reported in our 2010 Form 10-K.

Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at March 31, 2011.

Information Regarding Variable Interest Rates Paid

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt obligations during the three months ended March 31, 2011:

	Range of	Weighted-Average
	Interest Rates Paid	Interest Rate Paid
DEP Multi-Year Revolving Credit Facility	2.01% to 2.16%	2.06%
$400 Million Term Loan Facility	2.26% to 2.51%	2.34%
Term Loan Agreement	1.06% to 1.16%	1.09%

Evangeline Joint Venture Debt Obligation

In March 2011, Evangeline made the final scheduled payment of $3.2 million on its subordinated note payable.  Following this payment, Evangeline no longer has any debt obligations.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Registration Statements and Equity Offerings

At March 31, 2011, we have two active registration statements on file with the SEC: the first covers our distribution reinvestment plan (“DRIP”), and the second covers both our employee unit purchase plan (“EUPP”) and the 2010 Plan.  After taking into account limited partner units issued under our active registration statements through March 31, 2011, we may issue an additional 1,948,390 units under the DRIP, 468,083 units under the EUPP and 489,986 units under the 2010 Plan.

The following table reflects the number of common units issued and the net cash proceeds received in connection with the DRIP and EUPP during the three months ended March 31, 2011:

	Number of
	Common Units	Net Cash
	Issued	Proceeds

February DRIP	10,319	$0.3
February EUPP	7,385	0.3
Total	17,704	$0.6

Net cash proceeds received from our DRIP and EUPP were used for general partnership purposes.

Unit History

The following table summarizes changes in our outstanding units since December 31, 2010:

		Restricted
	Common	Common
	Units	Units
Balance, December 31, 2010	57,749,158	--
Common units issued in connection with DRIP and EUPP	17,704	--
Restricted common units issued to independent directors under our 2010 Plan	--	3,666
Conversion of restricted units to common units	3,666	(3,666)
Balance, March 31, 2011	57,770,528	--

Cash Distributions

We are required to distribute our available cash (as defined in our Partnership Agreement) to our partners on a quarterly basis.  Such distributions are not cumulative.  In addition, we do not have a legal obligation to pay distributions at any set rate per unit.  Our general partner has no incentive distribution rights.

On April 14, 2011, the board of directors of our general partner declared a cash distribution of $0.4575 per common unit.  This distribution was paid on May 6, 2011 to unitholders of record as of the close of business on Friday, April 29, 2011.

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

Cash distributions by the DEP I Midstream Businesses to EPO and us are paid in accordance with each owner’s respective sharing ratio.  Likewise, cash contributions by EPO and us to the DEP I Midstream Businesses are made in accordance with the same sharing ratios; however, special funding arrangements exist with respect to certain capital projects under the terms of the limited liability company agreement of Mont Belvieu Caverns (the “Caverns LLC Agreement”) and an Omnibus Agreement. See Note 13 for additional information regarding these related party agreements.  No capital spending for the DEP I Midstream Businesses was funded by EPO under the Omnibus Agreement during the three months ended March 31, 2011 and 2010.

  Caverns LLC Agreement.  EPO made cash contributions of $4.0 million and $10.0 million under the Caverns LLC Agreement during the three months ended March 31, 2011 and 2010, respectively, to fund 100% of certain storage-related infrastructure projects sponsored by and for the benefit of EPO’s NGL marketing activities.  Duncan Energy Partners elected to not participate in these projects.  Although Mont Belvieu Caverns owns the constructed assets, it is not expected to benefit economically from these specific capital improvements.  As a result, EPO is not expected to receive an increased allocation of earnings or cash flows from Mont Belvieu Caverns as a result of these contributed capital expenditures.  EPO will, however, be allocated the depreciation expense attributable to these projects.  EPO’s NGL marketing activities receive economic benefit directly from these expansion projects via increased marketing revenues.  Additional contributions of approximately $0.5 million are expected from EPO to fund these specific projects for the remainder of 2011.

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

 Amended Acadian LLC Agreement.  On June 1, 2010, we entered into a second amended and restated limited liability company agreement for Acadian Gas (the “Amended Acadian LLC Agreement”) with EPO.  As part of this agreement, we and EPO agreed to fund the construction of the Haynesville Extension in accordance with our respective sharing ratios in Acadian Gas (i.e., 66% for us and 34% for EPO).  EPO made cash contributions of $57.9 million to Acadian Gas under the Amended Acadian LLC Agreement in connection with the Haynesville Extension project during the three months ended March 31, 2011.  For additional information regarding the Amended Acadian LLC Agreement, see “Relationship with EPO – Amended Acadian LLC Agreement” under Note 13.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our calculation of “Net income (loss) attributable to noncontrolling interest – DEP I Midstream Businesses – Parent” for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010

Total net income of DEP I Midstream Businesses, after special allocations	$13.3	$15.6
Multiplied by Parent 34% interest in net income	x 34%	x 34%
Parent 34% interest in net income, after special allocations	4.5	5.3
Add (deduct) operational measurement gains (losses) allocated to Parent	(5.3)	0.9
Less depreciation expense related to capital projects funded entirely by and allocated to Parent	(1.7)	(1.5)
Net income (loss) attributable to noncontrolling interest – DEP I Midstream Businesses – Parent	$(2.5)	$4.7

The following table provides a reconciliation of the amount presented as “Noncontrolling interest in subsidiaries – DEP I Midstream Businesses – Parent,” on our Unaudited Condensed Consolidated Balance Sheets at March 31, 2011:

Balance, December 31, 2010	$686.7
Net loss attributable to noncontrolling interest – DEP I Midstream Businesses – Parent	(2.5)
Contributions made by EPO to Mont Belvieu Caverns in connection with the Caverns LLC Agreement	4.0
Contributions made by EPO to Acadian Gas in connection with the Amended Acadian LLC Agreement	57.9
Other contributions made by EPO to the DEP I Midstream Businesses	0.5
Distributions to EPO by the DEP I Midstream Businesses	(5.1)
Balance, March 31, 2011	$741.5

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

The initial annualized return rate from December 8, 2008 through December 31, 2009 was 11.85%, which was based on our estimated weighted-average cost of capital at December 8, 2008 plus 1.0%.  The annualized return rate increases by 2.0% on January 1 of each year.  As a result, the annualized return rate for 2010 was 12.087% and for 2011 is 12.329%.  If we participate in an expansion capital project involving the DEP II Midstream Businesses, we may request an incremental adjustment to the then-applicable annualized return rate to reflect our weighted-average cost of capital associated with such contribution.

The annualized return rate is applied to each party’s aggregate investment (or “Distribution Base”) in the DEP II Midstream Businesses.  To the extent that we and/or EPO make capital contributions to fund expansion capital projects involving the DEP II Midstream Businesses, the Distribution Base of the contributing member will be increased by that member’s capital contribution at the time such contribution is made.  Our Distribution Base has remained at $730.0 million from December 8, 2008 through March 31, 2011.  EPO’s Distribution Base was $452.1 million, $1.10 billion and $1.29 billion at December 8, 2008, December 31, 2010 and March 31, 2011, respectively.  The increase in EPO’s Distribution Base is the

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

result of its funding 100% of the expansion capital projects of the DEP II Midstream Businesses since December 8, 2008.  For the three months ended March 31, 2011, EPO funded $151.9 million of expansion capital spending for the DEP II Midstream Businesses.  This spending primarily relates to natural gas pipeline projects in the Barnett Shale and ongoing expansions of our pipeline network in the Eagle Ford Shale region.  We have not yet participated in the expansion capital project spending of the DEP II Midstream Businesses, although we may elect to invest in existing or future expansion projects at a later date.

Net income (or loss) of the DEP II Midstream Businesses is first allocated to us and EPO based on each entity’s Percentage Interest and then in a manner that in part follows the cash distributions paid by (or contributions made to) each of the DEP II Midstream Business.  Under our income sharing arrangement with EPO, we are allocated additional income (in excess of our Percentage Interest) to the extent that the cash distributions we receive (or contributions made) exceed the amount we would have been entitled to receive (or required to fund) based solely on our Percentage Interest.  This additional earnings allocation to us reduces the amount of income allocated to EPO by an equal amount and may result in EPO being allocated a loss when we are allocated income.  Our participation in the expected future increase in cash flow from such projects after EPO receives its full Tier II distribution is limited (beyond our annualized return amount) to 2% of such upside, with EPO receiving 98% of the benefit.

The following table presents the allocation of net income of the DEP II Midstream Businesses for the three months ended March 31, 2011:

		EPO	DEP
Total net income of DEP II Midstream Businesses		$15.6	$15.6
Multiplied by each owner's Percentage Interest		77.4%	22.6%
Base earnings allocation to each owner		12.1	3.5
Additional earnings allocation to Duncan Energy Partners:
Total distributions paid by the DEP II Midstream Businesses with respect to period	$52.8
Multiplied by 22.6% Percentage Interest of Duncan Energy Partners	22.6%
Duncan Energy Partners’ Percentage Interest in the total cash distributions paid by the DEP II Midstream Businesses with respect to period	11.9
Less actual distributions paid to Duncan Energy Partners with respect to period based on annualized return for period	(22.5)	(10.6)	10.6
Net income attributable to EPO as noncontrolling interest		$1.5
Net income attributable to Duncan Energy Partners			$14.1

The following table presents the allocation of net income of the DEP II Midstream Businesses for the three months ended March 31, 2010:

		EPO	DEP
Total net income of DEP II Midstream Businesses		$4.4	$4.4
Multiplied by each owner's Percentage Interest		77.4%	22.6%
Base earnings allocation to each owner		3.4	1.0
Additional earnings allocation to Duncan Energy Partners:
Total distributions paid by the DEP II Midstream Businesses with respect to period	$37.5
Multiplied by 22.6% Percentage Interest of Duncan Energy Partners	22.6%
Duncan Energy Partners’ Percentage Interest in the total cash distributions paid by the DEP II Midstream Businesses with respect to period	8.5
Less actual distributions paid to Duncan Energy Partners with respect to period based on annualized return for period	(22.1)	(13.6)	13.6
Net loss attributable to EPO as noncontrolling interest		$(10.2)
Net income attributable to Duncan Energy Partners			$14.6

The DEP II Midstream Businesses distributed an aggregate of $52.8 million and $37.5 million for the three months ended March 31, 2011 and 2010, respectively.  Of these amounts, EPO received $30.3 million and $15.4 million for the three months ended March 31, 2011 and 2010, respectively.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The $22.5 million and $22.1 million received by us from the DEP II Midstream Businesses with respect to the three months ended March 31, 2011 and 2010, respectively, represent approximately one-quarter of the annualized return rate for 2011 of 12.329% and 2010 of 12.087%, respectively, multiplied by our Distribution Base of $730.0 million.  As a result, we received our expected Tier I distributions for the periods indicated.  Based on EPO’s Distribution Base, it was entitled to $39.8 million and $26.6 million of Tier II distributions for the three months ended March 31, 2011 and 2010, respectively, of which it received $30.3 million and $15.4 million, respectively.  No Tier III distributions were paid by the DEP II Midstream Businesses with respect to the three months ended March 31, 2011.

The following table provides a reconciliation of the amount presented as “Noncontrolling interest in subsidiaries – DEP II Midstream Businesses – Parent,” on our Unaudited Condensed Consolidated Balance Sheets at March 31, 2011:

Balance, December 31, 2010	$3,072.5
Allocated income from DEP II Midstream Businesses to EPO as Parent	1.5
Contributions by EPO in connection with expansion cash calls	151.9
Distributions to noncontrolling interest of subsidiary operating cash flows	(32.5)
Other general contributions from noncontrolling interest, net	2.2
Balance, March 31, 2011	$3,195.6

For additional information regarding our agreements with EPO in connection with the DEP I or II drop down transaction, see “Relationship with EPO” under Note 13.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows our measurement of total segment gross operating margin for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010
Revenues	$283.2	$290.6
Less: Operating costs and expenses	(257.0)	(267.2)
Add: Equity in income of Evangeline	0.3	0.2
Depreciation, amortization and accretion in operating costs and expenses (1)	50.9	47.6
Non-cash asset impairment charges included in operating costs and expenses (2)	--	1.5
Gains from asset sales and related transactions in operating costs and expenses	(0.2)	(0.9)
Total segment gross operating margin	$77.2	$71.8

(1)   Amount is a component of “Depreciation, amortization and accretion” as presented on the Unaudited Condensed Statements of Consolidated Cash Flows.
(2)   See Note 4 for additional information regarding non-cash asset impairment charges.

The following table presents a reconciliation of total segment gross operating margin to operating income and further to income before benefit from (provision for) income taxes for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010
Total segment gross operating margin	$77.2	$71.8
Adjustments to reconcile total segment gross operating margin to operating income:
Depreciation, amortization and accretion in operating costs and expenses	(50.9)	(47.6)
Non-cash asset impairment charges included in operating costs and expenses	--	(1.5)
Gains from asset sales and related transactions in operating costs and expenses	0.2	0.9
General and administrative costs	(4.6)	(4.9)
Operating income	21.9	18.7
Interest expense	(3.1)	(3.1)
Income before benefit from (provision for) income taxes	$18.8	$15.6

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information by segment, together with reconciliations to our consolidated totals, is presented in the following table:

	Reportable Segments
	Natural Gas	NGL		Adjustments
	Pipelines	Pipelines	Petrochemical	and	Consolidated
	& Services	& Services	Services	Eliminations	Totals
Revenues from third parties:
Three months ended March 31, 2011	$113.0	$28.0	$2.1	$--	$143.1
Three months ended March 31, 2010	131.3	23.7	3.2	--	158.2

Revenues from related parties:
Three months ended March 31, 2011	92.5	47.6	--	--	140.1
Three months ended March 31, 2010	96.6	35.8	--	--	132.4

Total revenues:
Three months ended March 31, 2011	205.5	75.6	2.1	--	283.2
Three months ended March 31, 2010	227.9	59.5	3.2	--	290.6

Equity in income of Evangeline:
Three months ended March 31, 2011	0.3	--	--	--	0.3
Three months ended March 31, 2010	0.2	--	--	--	0.2

Gross operating margin:
Three months ended March 31, 2011	51.7	24.3	1.2	--	77.2
Three months ended March 31, 2010	42.5	26.9	2.4	--	71.8

Segment assets:
At March 31, 2011	3,548.9	998.4	79.6	1,087.5	5,714.4
At December 31, 2010	3,527.6	996.1	80.4	807.4	5,411.5

Property, plant and equipment: (see Note 6)
At March 31, 2011	3,527.4	972.3	79.6	1,087.5	5,666.8
At December 31, 2010	3,506.1	968.3	80.4	807.4	5,362.2

Investment in Evangeline: (see Note 7)
At March 31, 2011	6.7	--	--	--	6.7
At December 31, 2010	6.4	--	--	--	6.4

Intangible assets: (see Note 8)
At March 31, 2011	10.4	25.6	--	--	36.0
At December 31, 2010	10.7	27.3	--	--	38.0

Goodwill: (see Note 8)
At March 31, 2011	4.4	0.5	--	--	4.9
At December 31, 2010	4.4	0.5	--	--	4.9

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information regarding our consolidated revenues (net of adjustments and eliminations) and costs and expenses for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010
Natural Gas Pipelines & Services:
Sales of natural gas	$121.4	$153.2
Natural gas transportation services	80.4	70.8
Natural gas storage services	3.7	3.9
Total	205.5	227.9
NGL Pipelines & Services:
Sales of NGLs	17.0	10.0
Sales of other products	6.7	3.7
NGL and related product storage services	31.2	27.1
NGL fractionation services	8.4	7.7
NGL transportation services	11.7	10.5
Other services	0.6	0.5
Total	75.6	59.5
Petrochemical Services:
Propylene transportation services	2.1	3.2
Total consolidated revenues	$283.2	$290.6

Consolidated cost and expenses:
Operating costs and expenses:
Cost of sales (natural gas and NGLs)	$137.4	$161.2
Depreciation, amortization and accretion	50.9	47.6
Gains from asset sales and related transactions	(0.2)	(0.9)
Other operating expenses	68.9	59.3
General and administrative costs	4.6	4.9
Total consolidated costs and expenses	$261.6	$272.1

Changes in our revenues and operating costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices.  In general, higher energy commodity prices result in an increase in our revenues attributable to the sale of NGLs and natural gas; however, these higher commodity prices also increase the associated cost of sales as purchase prices rise.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Related Party Transactions

The following table summarizes our related party transactions for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010
Revenues:
Revenues from EPO:
Sales of natural gas	$32.8	$32.6
Natural gas transportation services	28.3	25.8
Natural gas storage services	--	0.3
Sales of NGLs	18.7	9.8
NGL and petrochemical storage services	12.7	8.9
NGL fractionation services	8.1	7.7
NGL transportation services	8.0	9.4
Sales of natural gas – Evangeline	30.7	37.8
Natural gas transportation services – Energy Transfer Equity	0.7	0.1
NGL and petrochemical storage services – Energy Transfer Equity	0.1	--
Total related party revenues	$140.1	$132.4

Operating costs and expenses:
EPCO administrative services agreement	$20.7	$21.3
Expenses with EPO:
Purchases of natural gas	24.1	13.6
Operational measurement losses (gains)	5.3	(0.9)
Other expenses with EPO	5.9	4.5
Expenses with Energy Transfer Equity:
Purchases of natural gas	7.1	3.8
Operating cost reimbursements for shared facilities	(1.1)	(1.0)
Other expenses with Energy Transfer Equity	4.7	0.2
Total related party operating costs and expenses	$66.7	$41.5

General and administrative costs:
EPCO administrative services agreement	$3.7	$4.1
Other related party general and administrative costs	0.3	0.1
Total related party general and administrative costs	$4.0	$4.2

The following table summarizes our related party receivable and payable amounts at the dates indicated:

	March 31,	December 31,
	2011	2010
Accounts receivable – related parties
EPO and affiliates	$34.5	$19.5
Energy Transfer Equity and affiliates	0.6	1.6
Total	$35.1	$21.1

Accounts payable – related parties
EPO and affiliates	$39.2	$13.6
EPCO and affiliates	5.8	13.2
Energy Transfer Equity and affiliates	0.2	--
Total	$45.2	$26.8

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

At March 31, 2011, EPO beneficially owned approximately 58.5% of our limited partner interests and 100% of our general partner.

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

On April 28, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Enterprise, Enterprise GP, EPD MergerCo LLC, a Delaware limited liability company and a wholly owned subsidiary of Enterprise (“MergerCo”), Duncan Energy Partners and DEP GP. At the effective time of the merger and pursuant to the Merger Agreement, MergerCo will merge with and into Duncan Energy Partners, with Duncan Energy Partners surviving the merger as a wholly owned subsidiary of Enterprise (the “DEP Merger”), and all of our common units outstanding at the effective time of the merger will be cancelled and converted into the right to receive common units representing limited partner interests in Enterprise based on an exchange rate of 1.01 Enterprise common units for each of our common units.  However, in lieu of Enterprise common units, Enterprise GTM Holdings L.P. (“Enterprise GTM”), an indirect wholly owned subsidiary of Enterprise, would exchange its right to merger consideration with respect to 33,783,587 of our common units currently directly owned by it (representing approximately 58.5% of our outstanding common units) for retaining an equivalent limited partner interest in Duncan Energy Partners.  No fractional Enterprise common units would be issued in the proposed DEP Merger, and our unitholders would receive cash in lieu of fractional Enterprise common units, if any.

The ACG Committee of DEP GP unanimously determined that the DEP Merger, the Merger Agreement and the transactions contemplated thereby are fair and reasonable to us and our unitholders that are unaffiliated with Enterprise, with such approval constituting “Special Approval” under our Partnership Agreement.  The ACG Committee of DEP GP also recommended that the DEP Merger be approved by our unaffiliated unitholders and DEP GP’s board of directors.  Based on such determination, Special Approval and related recommendations, DEP GP’s board of directors approved the DEP Merger and recommended that our unaffiliated unitholders vote in favor of the DEP Merger proposal.  In addition, the board of directors of the general partner of Enterprise approved the transaction.

The Merger Agreement and the DEP Merger must be approved by the affirmative vote or consent of holders of (i) a majority of our outstanding common units and (ii) a majority of our common units owned by the Duncan unitholders unaffiliated with Enterprise that actually vote for or against such approval.  In connection with the Merger Agreement, we, Enterprise and Enterprise GTM entered into a Voting Agreement, dated as of April 28, 2011 (the “Voting Agreement”), pursuant to which Enterprise GTM and Enterprise agreed to vote all of our common units owned by them or their subsidiaries in favor of the adoption of the Merger Agreement and the DEP Merger at any meeting of our unitholders, including the

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

33,783,587 of our common units currently directly owned by Enterprise GTM (representing approximately 58.5% of our outstanding common units). The Voting Agreement will terminate upon the termination of the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants by each of the parties.  Completion of the DEP Merger is conditioned upon, among other things: (i) requisite Duncan Energy Partners’ unitholder approval of the Merger Agreement and the DEP Merger as described above; (ii) applicable regulatory approvals; (iii) the absence of certain legal injunctions or impediments prohibiting the transactions; (iv) the effectiveness of a registration statement on Form S-4 with respect to the issuance by Enterprise of the Enterprise common units in connection with the DEP Merger; (v) the receipt of certain tax opinions; and (vi) approval for the listing of the Enterprise common units to be issued in connection with the DEP Merger on the NYSE.  Subject to the satisfaction of these conditions, completion of the DEP Merger is expected to occur during the third quarter of 2011.  See Note 15 for information regarding litigation matters associated with the proposed DEP Merger.

The Merger Agreement contains provisions granting both us and Enterprise the right to terminate the Merger Agreement for certain reasons, including (i) if the DEP Merger has not occurred on or before October 31, 2011 and (ii) our failure to obtain the requisite unitholder approvals as described above.

Master Intercompany Loan Agreement.  On December 31, 2009, we and EPO entered into a master intercompany loan agreement with the DEP I and DEP II Midstream Businesses.  This agreement will be used from time to time to facilitate cash management efforts in connection with the DEP I and DEP II Midstream Businesses.  On December 31, 2009, we and EPO borrowed $1.3 million and $45.6 million, respectively, under the agreement at a market rate of interest.  These amounts were subsequently repaid on January 4, 2010.

 Omnibus Agreement.  On December 8, 2008, we entered into an amended and restated Omnibus Agreement (the “Omnibus Agreement”) with EPO that addressed various matters.  The key provisions of this agreement at March 31, 2011 are summarized as follows:

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

Company and Limited Partnership Agreements – DEP II Midstream Businesses.  On December 8, 2008, the DEP II Midstream Businesses amended and restated their governing documents in connection with the DEP II drop down transaction.  Collectively, these amended and restated agreements provided for (i) the acquisition by us of a 66% general partner interest in Enterprise GC, a 51% general partner interest in Enterprise Intrastate and a 51% member interest in Enterprise Texas; (ii) the payment of cash distributions by the DEP II Midstream Businesses to us and EPO in accordance with a waterfall approach; (iii) the funding of operating cash flow deficits of the DEP II Midstream Businesses in accordance with each owner’s respective partner or member interest; and (iv) the election by either owner to participate in the funding of expansion capital projects of the DEP II Midstream Businesses.   See Note 11 for information regarding EPO’s noncontrolling interest and related matters involving the DEP II Midstream Businesses.

Amended Acadian LLC Agreement.  On June 1, 2010, we entered into the Amended Acadian LLC Agreement with EPO.  This document includes the agreement between us and EPO regarding funding arrangements for the Haynesville Extension project.  As part of this agreement, we and EPO agreed to fund the construction of the Haynesville Extension in accordance with our respective sharing ratios in Acadian Gas (i.e., 66% for us and 34% for EPO).  The total expected cost of the Haynesville Extension is approximately $1.50 billion (including capitalized interest); therefore, we estimate that our share of such costs will approximate $990 million.  In order to address our funding requirements under the Haynesville Extension project, we entered into new long-term senior unsecured credit facilities in October 2010 having an aggregate borrowing capacity of $1.25 billion (see Note 9).

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Relationship with EPCO

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA or by other service providers.  We, Enterprise and our respective general partners are parties to the ASA.  The significant terms of the ASA are as follows:

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

Our operating costs and expenses include amounts paid to EPCO for the costs it incurs to operate our facilities, including compensation of its employees.  We reimburse EPCO for actual direct and indirect expenses it incurs related to the operation of our assets.  Likewise, our general and administrative costs include amounts paid to EPCO for administrative services, including the compensation of its employees.  In general, our reimbursement to EPCO for administrative services is either (i) on an actual basis for direct expenses it may incur on our behalf (e.g., the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to the ASA based on the estimated use of such services by each party (e.g., the allocation of legal or accounting salaries based on estimates of time spent on each entity’s business and affairs).  The following table presents a breakout of costs and expenses related to the ASA and other EPCO transactions for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010
Operating costs and expenses	$20.7	$21.3
General and administrative expenses	3.7	4.1
Total costs and expenses	$24.4	$25.4

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

The ASA also addresses potential conflicts that may arise among Enterprise and Enterprise GP, Duncan Energy Partners and DEP GP, and the EPCO Group with respect to business opportunities (as defined within the ASA) with third parties.  The EPCO Group includes EPCO and its other affiliates, but excludes Enterprise, Duncan Energy Partners and our respective general partners.

Relationship with Evangeline

Acadian Gas sold $30.7 million and $37.8 million of natural gas to Evangeline, under its natural gas purchase contract with Evangeline, during the three months ended March 31, 2011 and 2010, respectively.  The amount of natural gas purchased by Evangeline pursuant to this contract averaged

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

approximately 75.8 BBtus per day (“BBtus/d”) and 72.1 BBtus/d during the three months ended March 31, 2011 and 2010, respectively.

Relationship with Energy Transfer Equity

Enterprise has a noncontrolling ownership interest in Energy Transfer Equity that is accounted for using the equity method.  Since we are under common control with Enterprise, Energy Transfer Equity is considered a related party to us.  Our revenues from Energy Transfer Equity are attributable to natural gas transportation services and NGL and petrochemical storage services.  Our related party expenses with Energy Transfer Equity primarily include natural gas purchases for pipeline imbalances, reimbursements of operating costs for shared facilities and the lease of a pipeline in East Texas.

Enterprise Texas, a DEP II Midstream Business, is party to a lease of certain capacity rights from an ETP subsidiary with respect to a 240-mile, 24-inch diameter natural gas pipeline located in East Texas (the “Leased Pipeline”).  Enterprise Texas currently utilizes a portion of this pipeline for existing services.  Lease payments to ETP were approximately $1.5 million for the year ended December 31, 2010 and $0.4 million in the three months ended March 31, 2011.

In April 2011, Enterprise and ETP announced an intent to form a 50/50 joint venture to design and construct a 584-mile crude oil pipeline from Cushing, Oklahoma to Houston, Texas that would transport crude oil south, with the Leased Pipeline constituting approximately 40% of the new pipeline.  Terms defining the use of the Leased Pipeline, including the terms of any agreement with respect to Enterprise Texas’ lease of such pipeline, have neither been negotiated nor agreed upon at this time.

Note 14.  Earnings Per Unit

Basic earnings per unit is computed by dividing net income or loss allocated to limited partner interests by the weighted-average number of distribution-bearing units outstanding during a period.  We have no dilutive securities.

The amount of net income or loss allocated to limited partner interests is net of our general partner’s share of such earnings.  The following table presents the allocation of net income to DEP GP for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010
Total net income attributable to Duncan Energy Partners L.P.	$19.3	$21.2
Multiplied by DEP GP ownership interest	0.7%	0.7%
Net income allocation to DEP GP	$0.1	$0.2

The following table presents our calculation of basic and diluted earnings per unit for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010
Net income allocation to Duncan Energy Partners L.P.	$19.3	$21.2
Less: Net income allocation to DEP GP	0.1	0.2
Net income allocation to limited partners	$19.2	$21.0

Basic and diluted earnings per unit:
Net income allocation to limited partners (numerator)	$19.2	$21.0
Weighted-average units outstanding:
Common units (denominator)	57.8	57.7

Basic and diluted earnings per unit	$0.33	$0.37

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our reserve for litigation contingencies totaled $6.8 million at March 31, 2011 and relates to a contractual dispute involving our South Texas NGL pipeline system that began prior to its acquisition from a third party in September 2004.  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of such matters involves substantial uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional reserves for litigation contingencies.  In an effort to mitigate potential adverse consequences of litigation, we may settle legal proceedings out of court.

On March 8, 2011, Michael Crowley, a purported unitholder of Duncan Energy Partners, filed a complaint in the Court of Chancery of the State of Delaware, as a putative class action on behalf of the unitholders of Duncan Energy Partners, captioned Michael Crowley v. Duncan Energy Partners L.P., DEP Holdings, LLC, W. Randall Fowler, Bryan F. Bulawa, William A. Bruckmann, III, Larry J. Casey, Richard S. Snell, Enterprise Products Partners L.P., Enterprise Products Holdings LLC, and Enterprise Products Operating LLC (the “Crowley Complaint”).  The Crowley Complaint alleges, among other things, that the named directors of DEP GP have breached fiduciary duties in connection with Enterprise’s proposal to acquire our outstanding publicly-held common units and that we and DEP GP aided and abetted in these alleged breaches of fiduciary duties and that Enterprise along with EPO have breached unspecified duties in connection with Enterprise’s proposal.

On March 11, 2011, Sanjay Israni, a purported unitholder of Duncan Energy Partners, filed a complaint in the Court of Chancery of the State of Delaware, as a putative class action on behalf of the unitholders of Duncan Energy Partners, captioned Sanjay Israni v. Duncan Energy Partners L.P., DEP Holdings, LLC, Enterprise Products Partners L.P., Enterprise Products Holdings LLC, Enterprise Products Operating LLC, W. Randall Fowler, Bryan F. Bulawa, William A. Bruckmann, III, Larry J. Casey, and Richard S. Snell (the “Israni Complaint II”).  The Israni Complaint II alleges, among other things, that the named directors of DEP GP have breached fiduciary duties in connection with Enterprise’s proposal to acquire our outstanding publicly-held common units and that we along with all of the other named defendants aided and abetted in these alleged breaches of fiduciary duties.

On March 28, 2011, Michael Rubin, a purported unitholder of Duncan Energy Partners, filed a complaint in the Court of Chancery of the State of Delaware, as a putative class action on behalf of the unitholders of Duncan Energy Partners, captioned Michael Rubin v. Duncan Energy Partners L.P., DEP Holdings, LLC, W. Randall Fowler, Bryan F. Bulawa, William A. Bruckmann, III, Larry J. Casey, Richard S. Snell, Enterprise Products Partners L.P., Enterprise Products Holdings LLC, and Enterprise Products Operating LLC (the “Rubin Complaint”).  The Rubin Complaint alleges, among other things, that the named directors of DEP GP have breached fiduciary duties in connection with Enterprise’s proposal to acquire our outstanding publicly-held common units and that we and DEP GP aided and abetted in these alleged breaches of fiduciary duties and that Enterprise along with EPO have breached unspecified duties in connection with Enterprise’s proposal.

On April 5, 2011, the plaintiffs in the Crowley Complaint, the Israni Complaint II, and the Rubin Complaint filed a Proposed Order of Consolidation and Appointment of Lead Counsel and the Court granted that Order on the same day consolidating the three actions into a single consolidated action,

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

captioned In re Duncan Energy Partners L.P. Unitholders Litigation.  We intend to vigorously defend against these lawsuits and any similar actions.

 On March 7, 2011, Merle Davis, a purported unitholder of Duncan Energy Partners, filed a petition in the 269th District Court of Harris County, Texas, as a putative class action on behalf of the unitholders of Duncan Energy Partners, captioned Merle Davis, on Behalf of Himself and All Others Similarly Situated v. Duncan Energy Partners L.P., W. Randall Fowler, Bryan F. Bulawa, William A. Bruckmann, III, Larry J. Casey, Richard S. Snell, DEP Holdings, LLC, and Enterprise Products Partners L.P. (the “Davis Petition”).  The Davis Petition alleges, among other things, that Enterprise and the named directors of DEP GP have breached fiduciary duties in connection with Enterprise’s proposal to acquire our outstanding publicly-held common units and that we and Enterprise aided and abetted in these alleged breaches of fiduciary duties.

On March 9, 2011, Donald Weilersbacher, a purported unitholder of Duncan Energy Partners, filed a petition in the 334th District Court of Harris County, Texas, as a putative class action on behalf of the unitholders of Duncan Energy Partners, captioned Donald Weilersbacher, on Behalf of Himself and All Others Similarly Situated v. Duncan Energy Partners L.P., Enterprise Products Partners L.P., DEP Holdings, LLC, W. Randall Fowler, Bryan F. Bulawa, William A. Bruckmann, III, Larry J. Casey, and Richard S. Snell (the “Weilersbacher Petition”).  The Weilersbacher Petition alleges, among other things, that the named directors of DEP GP have breached fiduciary duties in connection with Enterprise’s proposal to acquire our outstanding publicly-held common units and that Enterprise aided and abetted in these alleged breaches of fiduciary duties.

On March 17, 2011, the plaintiffs in the Davis Petition and the Weilersbacher Petition filed a motion and proposed Order for Consolidation of Related Actions, Appointment of Interim Co-Lead Counsel, and Order Compelling Limited Expedited Discovery.  Plaintiffs and defendants subsequently agreed to postpone discovery until after the plaintiffs file a consolidated petition.  On March 28, 2011, the plaintiffs filed an amended motion and proposed Order for Consolidation of Related Actions and Appointment of Interim Co-Lead Counsel.  We intend to vigorously defend against these lawsuits and any similar actions.

Redelivery Commitments

We store natural gas, NGLs and certain petrochemicals that are owned by third parties.  In accordance with the underlying agreements, we are generally required to redeliver such volumes to the owners on demand.  At March 31, 2011, we had approximately 14.6 million barrels of NGL and petrochemical products and 4.8 TBtus of natural gas in our custody that were owned by third parties.  We maintain insurance coverage related to such volumes that we believe is consistent with our exposures.  See Note 16 for information regarding insurance matters.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contractual Obligations

Scheduled maturities of long-term debt.  Amounts owed under our debt agreements have increased since December 31, 2010 primarily due to borrowings to fund construction costs of the Haynesville Extension.

Operating lease obligations.  We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Our significant lease agreements involve (i) the lease of underground caverns for the storage of natural gas and NGLs, primarily our lease for the Wilson natural gas storage facility and (ii) land held pursuant to right-of-way agreements.  There have been no material changes in our operating lease commitments since those reported in our 2010 Form 10-K.

Lease expense is charged to operating costs and expenses on a straight line basis over the period of expected economic benefit.  Contingent rental payments are expensed as incurred.  We are generally required to perform routine maintenance on the underlying leased assets.  In addition, certain leases give us the option to make leasehold improvements.  Maintenance and repairs of leased assets resulting from our operations are charged to expense as incurred.  Lease and rental expense was $3.0 million and $3.3 million during the three months ended March 31, 2011 and 2010, respectively.

Purchase obligations. There have been no material changes in our consolidated purchase obligations since those reported in our 2010 Form 10-K, except for short-term payment obligations relating to capital projects initiated by us.  These commitments represent unconditional payment obligations that we have agreed to pay vendors for services to be rendered or products to be delivered in connection with our capital spending programs.  Our consolidated capital expenditure commitments outstanding increased from $285.3 million at December 31, 2010 to $699.8 million at March 31, 2011.  At March 31, 2011, these commitments primarily relate to the Haynesville Extension and projects on the Texas Intrastate System (e.g., Eagle Ford Shale expansion projects).

Other Claims

As part of our normal business activities with joint venture partners, customers and suppliers, we occasionally have claims made against us as a result of disputes related to contractual agreements or other communications.  These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated.  However, in our opinion, the likelihood of a material adverse outcome to us resulting from such disputes is remote.  Accordingly, we have not recorded any accruals for loss contingencies related to these matters.  As of March 31, 2011, claims against us totaled approximately $1.9 million.

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commitments under Equity Compensation Plans of EPCO

In accordance with our agreements with EPCO, we reimburse EPCO for our share of its compensation expense associated with certain employees who perform management, administrative and operating functions for us (see Note 13).  See Note 3 for additional information regarding accounting for equity awards.

Note 16.  Significant Risks and Uncertainties

Insurance Matters

We participate as a named insured in EPCO’s insurance program, which provides us with property damage, business interruption and other coverages, the scope and amounts of which we believe are customary and prudent for the nature and extent of our operations.  While we believe EPCO maintains adequate insurance coverage on our behalf, insurance will not cover every type of damage or interruption that might occur.  If we were to incur a significant liability for which we were not fully insured, it could have a material impact on our financial position, results of operations and cash flows.  In addition, the proceeds of any insurance recovery may not be paid in a timely manner and may be insufficient to reimburse us for our repair costs or lost income.  Any event that interrupts the revenues generated by our consolidated operations, or which causes us to make significant expenditures not covered by insurance, could reduce our ability to pay distributions to our partners and, accordingly, adversely affect the market price of our common units.  Typically, EPCO completes its annual insurance renewal process during the second quarter of each year.

Currently, EPCO’s deductible for onshore physical damage from windstorms is currently $30.0 million per storm.  EPCO’s onshore insurance program currently provides $141.3 million of coverage per occurrence for named windstorm events.  With respect to offshore Gulf of Mexico assets (e.g., the near-shore natural gas gathering pipelines of our TPC Offshore system, which is a component of our Texas Intrastate System), the deductible for windstorm damage is $75.0 million per storm.  EPCO’s insurance program for offshore Gulf of Mexico assets currently provides $124.5 million of coverage in the aggregate.  In addition, at EPCO’s election, we now have access to an additional $17.5 million of coverage for either onshore or offshore windstorm-related damage claims.  For non-windstorm events, EPCO’s deductible for both onshore and offshore physical damage is currently $5.0 million per occurrence.

With respect to onshore assets, we currently have business interruption coverage in connection with windstorms.  We do not have any business interruption coverage for our offshore Gulf of Mexico assets when the outage is due to a windstorm.  However, we have business interruption coverage for both onshore and offshore assets in connection with non-windstorm events.  Assets covered by business interruption insurance must be out-of-service in excess of 60 days before any allowed losses from business interruption will be covered.

               On February 8, 2011, we experienced a NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility.  The incident resulted in one fatality.  West Storage consists of ten underground salt dome storage caverns having a storage capacity of approximately 15 MMBbls.  As a result of reconfiguring certain storage-related assets, we have restored most of the receipt and delivery capability we had prior to the incident; however, our West Storage location and associated underground storage wells remain partially non-operative at this time.  Remaining repairs to this location are underway and are expected to be completed in stages by early 2012.  Our insurance deductible for such property damage events is $5.0 million, which expense has been recorded in our earnings for the first quarter of 2011.  Based on current information, we estimate that the total cost of repairs and other rebuilding activities related to this incident will approximate $150 million.

Our Mont Belvieu, Texas underground storage facility is owned by Mont Belvieu Caverns, which is part of the DEP I Midstream Businesses.  We own 66% of the member interests of Mont Belvieu Caverns and EPO owns the remaining 34%.  Prior to the receipt of insurance recoveries for this incident

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

anticipated to occur in 2012 and 2013, the initial funding of the repairs and other rebuilding projects is expected to be made by us and EPO in accordance with our ownership interests in Mont Belvieu Caverns.   We expect to fund our share of such costs through borrowings under the DEP Multi-Year Revolving Credit Facility.

           At March 31, 2011, we had $12.8 million of estimated property damage insurance claims outstanding associated with the fire at West Storage, which is included in “Other assets” on our Unaudited Condensed Consolidated Balance Sheets.

Interest Rate Risk

We are exposed to changes in interest rates charged on our variable rate debt obligations.  We cannot predict the costs of refinancing, at maturity, our existing credit facilities or the costs of new credit agreements.  The inability to refinance or enter into new credit arrangements with favorable terms could impede our ability to fund capital requirements or to make distributions on our common units.

Note 17.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010
Decrease (increase) in:
Accounts receivable - trade	$15.6	$(2.2)
Accounts receivable - related parties	(3.5)	(8.3)
Inventories	(2.4)	1.3
Prepaid and other current assets	0.8	1.0
Other assets	(12.8)	--
Increase (decrease) in:
Accounts payable – trade	(0.9)	(0.6)
Accounts payable – related parties	18.9	13.2
Accrued product payables	(18.2)	(3.3)
Other current liabilities	(12.2)	(3.6)
Net effect of changes in operating accounts	$(14.7)	$(2.5)

We incurred liabilities for construction in progress that had not been paid at March 31, 2011 and December 31, 2010 of $91.3 million and $76.9 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

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

DUNCAN ENERGY PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of depreciation, amortization and accretion for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010

DEP I Midstream Businesses	$11.2	$10.0
DEP II Midstream Businesses	40.6	37.4
Other	0.7	0.8
Total	$52.5	$48.2

See Note 11 for information regarding cash amounts attributable to noncontrolling interests.

Note 18.  Subsequent Events

On April 28, 2011, we and our general partner entered into a definitive merger agreement with Enterprise, Enterprise GP and certain of their subsidiaries.  See Note 13 for information regarding the proposed merger with Enterprise.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended March 31, 2011 and 2010.

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this quarterly report on Form 10-Q.  The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited financial statements and related notes, together with our discussion and analysis of financial position and results of operations, included under Item 7 of our Annual Report for the year ended December 31, 2010, as filed on Form 10-K on March 1, 2011 (“2010 Form 10-K”).  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.

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

References to “Enterprise” mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.  Enterprise is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  Enterprise is managed by its general partner, Enterprise Products Holdings LLC (“Enterprise GP”), which is a wholly owned subsidiary of Dan Duncan LLC, a Delaware limited liability company.  References to “EPO” mean Enterprise Products Operating LLC, which is a wholly owned subsidiary of Enterprise and its consolidated subsidiaries, through which Enterprise conducts substantially all of its business.  EPO beneficially owns 100% of DEP GP and currently owns 58.5% of our common units.  Enterprise consolidates our financial statements with its own.

On April 28, 2011, we and our general partner entered into a definitive merger agreement with Enterprise, Enterprise GP and certain of their subsidiaries.  See “Significant Recent Developments” within this Item 2 for information regarding the proposed merger with Enterprise.

The membership interests of Dan Duncan LLC are owned of record by a voting trust, the current trustees (“DD LLC Trustees”) of which are: (i) Randa Duncan Williams, who is also a director of Enterprise GP; (ii) Dr. Ralph S. Cunningham, who is also a director and the Chairman of Enterprise GP and one of three managers of Dan Duncan LLC; and (iii) Richard H. Bachmann, who is also a director of Enterprise GP and one of three managers of Dan Duncan LLC.

References to “EPCO” mean Enterprise Products Company and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned of record by a voting trust, the current trustees (“EPCO Trustees”) of which are: (i) Ms. Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as a Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer (“CEO”) of EPCO.  Ms. Williams, Dr. Cunningham and Mr. Bachmann are also currently directors of EPCO.

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

References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. (NYSE: ETE) and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”) and Regency Energy Partners LP (“RGNC”).  The general partner of Energy Transfer Equity is LE GP, LLC (“LE GP”).  Enterprise owns noncontrolling interests in Energy Transfer Equity, which it accounts for using the equity method of accounting.

As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
TBtus	= trillion British thermal units
BBtus	= billion British thermal units
MBPD	= thousand barrels per day
MMBbls	= million barrels
Bcf	= billion cubic feet

Cautionary Note Regarding Forward-Looking Statements

This discussion contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that the expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Item 1A “Risk Factors” included in our 2010 Form 10-K.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Overview of Business

We are a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.”  We were formed in September 2006 and did not own any assets prior to February 5, 2007, which was the date we completed our initial public offering and acquired controlling interests in the DEP I Midstream Businesses from EPO.  Our business purpose is to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO and other affiliates under common control.  We are engaged in the business of (i) natural gas liquids, or NGLs, transportation, fractionation and marketing; (ii) storage of NGL, petrochemical and refined products; (iii) transportation of petrochemical products; and (iv) the gathering, transportation, marketing and storage of natural gas.  Our assets, located primarily in Texas and Louisiana, include: 11,201 miles of natural gas, NGL and petrochemical pipelines; two NGL fractionation facilities; approximately 17.3 MMBbls of leased NGL storage capacity; 8.1 Bcf of leased natural gas storage capacity; and 34 underground salt dome caverns with approximately 100 MMBbls of NGL and related product storage capacity.  Our assets are integral to EPO’s midstream energy operations and are located near significant natural gas production basins such as the Eagle Ford Shale, Barnett Shale and Haynesville Shale.

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

At March 31, 2011, we are owned 99.3% by our limited partners and 0.7% by our general partner, DEP GP.  EPO beneficially owned approximately 58.5% of our limited partner interests and 100% of DEP GP.  On April 28, 2011, we and our general partner entered into a definitive merger agreement with Enterprise, Enterprise GP and certain of their subsidiaries.  See “Significant Recent Developments” within this Item 2 for information regarding the proposed merger with Enterprise.

 We, DEP GP, EPO, Enterprise, Enterprise GP, EPCO and Dan Duncan LLC are affiliates and under the collective common control of the DD LLC Trustees and EPCO Trustees. We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.  See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding the ASA and related party matters.

Our relationship with EPO is one of our principal business advantages. Our assets are integral to EPO’s midstream energy operations.  We believe that the operational significance of our assets to EPO, as well as the alignment of our economic interests in these assets with EPO, will result in a collaborative effort to promote their operational efficiency and maximize value.  In addition, we believe our relationship with EPO provides us with a distinct benefit in the identification and execution of potential future acquisitions that are not otherwise taken by Enterprise.  See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for additional information regarding our relationship with Enterprise, EPO and EPCO.

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

See “Significant Recent Developments” within this Item 2 for information regarding a February 2011 NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility.

▪
Acadian Gas is engaged in the gathering, transportation, storage and marketing of natural gas in south Louisiana, utilizing over 1,000 miles of pipelines having an aggregate throughput capacity of approximately 1.1 Bcf/d.  Acadian Gas also owns a 49.51% equity interest in Evangeline, which owns a 27-mile natural gas pipeline located in southeast Louisiana.

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

The total budgeted cost of the Haynesville Extension is approximately $1.50 billion (including capitalized interest).  In June 2010, we agreed to fund 66% of the Haynesville Extension project costs and EPO agreed to fund the remaining 34% of such expenditures; therefore, we estimate that our share of such costs will approximate $990 million.  In order to fund our capital spending requirements under the Haynesville Extension project, we entered into long-term senior unsecured credit facilities having an aggregate borrowing capacity of $1.25 billion in October 2010.

For information regarding our agreements with EPO related to the Haynesville Extension, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.  For information regarding our debt obligations, see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

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

The initial annualized return rate from December 8, 2008 through December 31, 2009 was 11.85%, which was based on our estimated weighted-average cost of capital at December 8, 2008 plus 1.0%.  The annualized return rate increases by 2.0% on January 1 of each year.  As a result, the annualized return rate for 2010 was 12.087% and for 2011 is 12.329%.

Net income (or loss) of the DEP II Midstream Businesses is first allocated to us and EPO based on each entity’s percentage interest of 22.6% and 77.4%, respectively, and then in a manner that in part follows the cash distributions paid by (or contributions made to) each DEP II Midstream Business.  The 22.6% and 77.4% amounts are referred to as the “Percentage Interests” and represent each owner’s initial relative economic investment in the DEP II Midstream Businesses at December 8, 2008.

For detailed information regarding EPO’s noncontrolling interest in the DEP I and DEP II Midstream Businesses, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Our results of operations for the three months ended March 31, 2011 are not necessarily indicative of results expected for the full year.

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

	For the Three Months
	Ended March 31,
	2011	2010

Selected income statement information:
Equity in income - DEP I Midstream Businesses	$8.8	$10.3
Equity in income - DEP II Midstream Businesses	$14.1	$14.6
General and administrative costs	$0.5	$0.6
Interest expense	$3.1	$3.1
Net income attributable to partners	$19.3	$21.2
Selected balance sheet information at each period end:
Investments in DEP I Midstream Businesses	$966.5	$512.5
Investments in DEP II Midstream Businesses	$669.4	$702.4
Total debt principal outstanding	$897.8	$457.3
Partners’ equity	$755.4	$759.5

The following table presents the amount of distributions paid by each group of businesses with respect to each period:

	For the Three Months
	Ended March 31,
	2011	2010

Distributions paid to Duncan Energy Partners L.P.
with respect to each period from:
DEP I Midstream Businesses	$10.3	$19.9
DEP II Midstream Businesses	$22.5	$22.1

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

The annualized return rate for 2010 was 12.087% and increases by 2.0% on January 1 of each year.  As a result, the annualized return rate for 2011 is 12.329%. If we participate in an expansion capital project involving the DEP II Midstream Businesses, we may request an incremental adjustment to the then-applicable annualized return rate to reflect our weighted-average cost of capital associated with such contribution.

The annualized return rate is applied to each party’s aggregate investment (or “Distribution Base”) in the DEP II Midstream Businesses.  To the extent that we and/or EPO make capital contributions to fund expansion capital projects involving the DEP II Midstream Businesses, the Distribution Base of the contributing member will be increased by that member’s capital contribution at the time such contribution is made.  Our Distribution Base has remained at $730.0 million from December 8, 2008 through March 31, 2011.  EPO’s Distribution Base was $452.1 million, $1.10 billion and $1.29 billion at December 8, 2008, December 31, 2010 and March 31, 2011, respectively.  The increase in EPO’s Distribution Base is the result of its funding 100% of the expansion capital projects of the DEP II Midstream Businesses since December 8, 2008.  For the three months ended March 31, 2011, EPO funded $151.9 million of expansion capital spending of the DEP II Midstream Businesses.  This spending primarily relates to natural gas pipeline projects in the Barnett Shale and ongoing expansions of our pipeline network in the Eagle Ford Shale region.  Although we have not yet participated in the expansion capital project spending of the DEP II Midstream Businesses, we may elect to invest in existing or future expansion projects at a later date.

We and EPO received $22.5 million and $30.3 million, respectively, in distributions from the DEP II Midstream Businesses the three months ended March 31, 2011.  The $22.5 million received by us with respect to the three months ended March 31, 2011 represents approximately one-quarter of the annualized return rate for 2011 of 12.329% multiplied by our Distribution Base of $730.0 million.  As a result, we received our expected Tier I distributions for the period.  Based on EPO’s Distribution Base, it was entitled to $39.8 million of Tier II distributions for the three months ended March 31, 2011, of which it received $30.3 million.  No Tier III distributions were paid by the DEP II Midstream Businesses with respect to the three months ended March 31, 2011.

Net income (or loss) of the DEP II Midstream Businesses is first allocated to us and EPO based on each entity’s Percentage Interest and then in a manner that in part follows the cash distributions paid by (or contributions made to) each DEP II Midstream Business.  Under our income sharing arrangement with EPO, we are allocated additional income (in excess of our Percentage Interest) to the extent that the cash distributions we receive (or contributions made) exceed the amount we would have been entitled to receive (or required to fund) based solely on our Percentage Interest.  This additional earnings allocation to us reduces the amount of income allocated to EPO by an equal amount and may result in EPO being allocated a loss when we are allocated income.  Our participation in the expected future increase in cash flow from such projects is limited (beyond our annualized return amount) to 2% of such upside, with EPO receiving 98% of the benefit.

For additional information regarding the allocation of net income (or loss) of the DEP II Midstream Businesses, see Note 11 of the Notes to Consolidated Financial Statements included under Item 1 of this quarterly report.

For information regarding the non-cash depreciation, amortization and accretion amounts of the DEP I and DEP II Midstream Businesses on a 100% basis, see Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Significant Recent Developments

The following information highlights specified significant developments since January 1, 2011 through the date of this filing (May 10, 2011), including (i) information relevant to an understanding of our financial condition, changes in financial condition or results of operations, and (ii) certain unusual or infrequent events or transactions and known trends or uncertainties that have had or that we reasonably expect may have a material impact on our revenues or income from continuing operations.

Agreement and Plan of Merger with Enterprise

On April 28, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Enterprise, Enterprise GP, EPD MergerCo LLC, a Delaware limited liability company and a wholly owned subsidiary of Enterprise (“MergerCo”), Duncan Energy Partners and DEP GP. At the effective time of the merger and pursuant to the Merger Agreement, MergerCo will merge with and into Duncan Energy Partners, with Duncan Energy Partners surviving the merger as a wholly owned subsidiary of Enterprise (the “DEP Merger”), and all of our common units outstanding at the effective time of the merger will be cancelled and converted into the right to receive common units representing limited partner interests in Enterprise based on an exchange rate of 1.01 Enterprise common units for each of our common units.  However, in lieu of Enterprise common units, Enterprise GTM Holdings L.P. (“Enterprise GTM”), an indirect wholly owned subsidiary of Enterprise, would exchange its right to merger consideration with respect to 33,783,587 of our common units currently directly owned by it (representing approximately 58.5% of our outstanding common units) for retaining an equivalent limited partner interest in Duncan Energy Partners.  No fractional Enterprise common units would be issued in the proposed DEP Merger, and our unitholders would receive cash in lieu of fractional Enterprise common units, if any.

The ACG Committee of DEP GP unanimously determined that the DEP Merger, the Merger Agreement and the transactions contemplated thereby are fair and reasonable to us and our unitholders that are unaffiliated with Enterprise, with such approval constituting “Special Approval” under our partnership agreement.  The ACG Committee of DEP GP also recommended that the DEP Merger be approved by our unaffiliated unitholders and DEP GP’s board of directors.  Based on such determination, Special Approval and related recommendations, DEP GP’s board of directors approved the DEP Merger and recommended that our unaffiliated unitholders vote in favor of the DEP Merger proposal.  In addition, the board of directors of the general partner of Enterprise approved the transaction.

The Merger Agreement and the DEP Merger must be approved by the affirmative vote or consent of holders of (i) a majority of our outstanding common units and (ii) a majority of our common units owned by the Duncan unitholders unaffiliated with Enterprise that actually vote for or against such approval.  In connection with the Merger Agreement, we, Enterprise and Enterprise GTM entered into a Voting Agreement, dated as of April 28, 2011 (the “Voting Agreement”), pursuant to which Enterprise GTM and Enterprise agreed to vote all of our common units owned by them or their subsidiaries in favor of the adoption of the Merger Agreement and the DEP Merger at any meeting of our unitholders, including the 33,783,587 of our common units currently directly owned by Enterprise GTM (representing approximately 58.5% of our outstanding common units). The Voting Agreement will terminate upon the termination of the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants by each of the parties.  Completion of the DEP Merger is conditioned upon, among other things: (i) requisite Duncan Energy Partners’ unitholder approval of the Merger Agreement and the DEP Merger as described above; (ii) applicable regulatory approvals; (iii) the absence of certain legal injunctions or impediments prohibiting the transactions; (iv) the effectiveness of a registration statement on Form S-4 with respect to the issuance by Enterprise of the Enterprise common units in connection with the DEP Merger; (v) the receipt of certain tax opinions; and (vi) approval for the listing of the Enterprise common units to be issued in connection with the DEP Merger on the NYSE.  Subject to the satisfaction of these conditions, completion of the DEP Merger is expected to occur during the third quarter of 2011.  See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding litigation matters associated with the proposed DEP Merger.

The Merger Agreement contains provisions granting both us and Enterprise the right to terminate the Merger Agreement for certain reasons, including (i) if the DEP Merger has not occurred on or before October 31, 2011 and (ii) our failure to obtain the requisite unitholder approvals as described above.

Incident at Mont Belvieu Storage Facility

On February 8, 2011, we experienced a NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility.  The incident resulted in one fatality.  West Storage consists of ten underground salt dome storage caverns having a storage capacity of approximately 15 MMBbls.  As a result of reconfiguring certain storage-related assets, we have restored most of the receipt and delivery capability we had prior to the incident; however, our West Storage location and associated underground storage wells remain partially non-operative at this time.  Remaining repairs to this location are underway and are expected to be completed in stages by early 2012.

Our insurance deductible for such property damage events is $5.0 million, which expense has been recorded in our earnings for the first quarter of 2011.  Based on current information, we estimate that the total cost of repairs and other rebuilding activities related to this incident will approximate $150 million. We participate as a named insured in EPCO’s insurance program, which provides us with property damage, business interruption and other coverages, the scope and amounts of which we believe are customary and prudent for the nature and extent of our operations.  See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding insurance matters.

Our Mont Belvieu, Texas underground storage facility is owned by Mont Belvieu Caverns, which is part of the DEP I Midstream Businesses.  We own 66% of the member interests of Mont Belvieu Caverns and EPO owns the remaining 34%.  Prior to the receipt of insurance recoveries for this incident anticipated to occur in 2012 and 2013, the initial funding of the repairs and other rebuilding projects is expected to be made by us and EPO in accordance with our ownership interests in Mont Belvieu Caverns.

We expect to fund our share of such costs through borrowings under the DEP Multi-Year Revolving Credit Facility.

Expansion of Armstrong Fractionation Facility Completed

In January 2011, we completed the expansion of our Armstrong NGL fractionation facility, thus enabling us to accommodate increased NGL volumes from the Eagle Ford Shale supply basin.  The expansion increased NGL fractionation capacity at Armstrong from 13 MBPD to 20 MBPD.  The cost of this Enterprise GC (part of the DEP II Midstream Businesses) project was funded entirely by EPO.

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

	For the Three Months
	Ended March 31,
	2011	2010
Natural Gas Pipelines & Services, net:
Natural gas throughput volumes (BBtus/d)
Texas Intrastate System	3,879	3,736
Acadian Gas System:
Transportation volumes	504	409
Sales volumes (1)	328	320
Total natural gas throughput volumes	4,711	4,465
NGL Pipelines & Services, net:
NGL throughput volumes (MBPD)
South Texas NGL System - Pipelines	128	120
NGL fractionation volumes (MBPD)
South Texas NGL System - Shoup and Armstrong fractionators	88	82
Petrochemical Services, net:
Propylene throughput volumes (MBPD)
Lou-Tex Propylene Pipeline	14	21
Sabine Propylene Pipeline	11	10
Total propylene throughput volumes	25	31

(1) Includes average net sales volumes for Evangeline of 37.5 BBtus/d and 35.7 BBtus/d for the three months ended March 31, 2011 and 2010, respectively.

Comparison of Consolidated Results of Operations

The following table summarizes key components of our results of operations for the periods presented (dollars in millions):

	For the Three Months
	Ended March 31,
	2011	2010
Revenues	$283.2	$290.6
Operating costs and expenses	257.0	267.2
General and administrative costs	4.6	4.9
Equity in income of Evangeline	0.3	0.2
Operating income	21.9	18.7
Interest expense	3.1	3.1
Net income	18.3	15.7
Net loss (income) attributable to noncontrolling interest:
DEP I Midstream Businesses – Parent	2.5	(4.7)
DEP II Midstream Businesses – Parent	(1.5)	10.2
Net income attributable to partners	19.3	21.2

For information regarding amounts attributable to noncontrolling interest, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Our gross operating margin by business segment and in total is as follows for the periods presented (dollars in millions):

	For the Three Months
	Ended March 31,
	2011	2010
Natural Gas Pipelines & Services	$51.7	$42.5
NGL Pipelines & Services	24.3	26.9
Petrochemical Services	1.2	2.4
Total segment gross operating margin	$77.2	$71.8

For a reconciliation of non-GAAP gross operating margin to GAAP operating income and further to GAAP income before income taxes, see “Other Items – Non-GAAP Reconciliations” within this Item 2.  For additional information regarding our business segments, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

The following table summarizes each business segment’s contribution to revenues (net of eliminations and adjustments) for the periods presented (dollars in millions):

	For the Three Months
	Ended March 31,
	2011	2010
Natural Gas Pipelines & Services:
Sales of natural gas	$121.4	$153.2
Natural gas transportation services	80.4	70.8
Natural gas storage services	3.7	3.9
Total segment revenues	205.5	227.9

NGL Pipelines & Services:
Sales of NGLs	17.0	10.0
Sales of other products	6.7	3.7
NGL and related product storage services	31.2	27.1
NGL fractionation services	8.4	7.7
NGL transportation services	11.7	10.5
Other services	0.6	0.5
Total segment revenues	75.6	59.5

Petrochemical Services:
Propylene transportation services	2.1	3.2

Total consolidated revenues	$283.2	$290.6

Comparison of the Three Months Ended March 31, 2011 with the
    Three Months Ended March 31, 2010

Revenues for the first quarter of 2011 were $283.2 million compared to $290.6 million for the first quarter of 2010, a $7.4 million quarter-to-quarter decrease.  Consolidated revenues from sales of natural gas decreased $31.8 million quarter-to-quarter primarily due to lower natural gas prices during the first quarter of 2011 compared to the first quarter of 2010.  Revenues from sales of NGLs increased $7.0 million quarter-to-quarter primarily due to higher NGL sales volumes during the first quarter of 2011 relative to the first quarter of 2010.  Consolidated revenues from the sale of other products increased $3.0 million quarter-to-quarter primarily due to higher sales volumes.

In the aggregate, consolidated revenues from the provision of services increased $14.4 million quarter-to-quarter.  Revenues from natural gas transportation and storage services increased $9.4 million quarter-to-quarter primarily due to an increase in both firm capacity reservation revenues and throughput volumes and fees on our Texas Intrastate System.  Strong demand for natural gas transportation services on the Texas Intrastate System during the first quarter of 2011 is largely due to an increase in natural gas production from the Eagle Ford Shale supply basin.  Revenues from NGL and related product storage services increased $4.1 million quarter-to-quarter primarily due to higher storage volumes and fees during the first quarter of 2011 compared to the first quarter of 2010.  In general, storage volumes and fees charged to customers have increased in recent years at our Mont Belvieu storage complex primarily due to higher demand for storage capacity.  Consolidated revenues from the remainder of our NGL-related services increased $2.0 million quarter-to-quarter primarily due to higher NGL fractionation and pipeline transportation volumes on our South Texas NGL System.  Revenues from propylene transportation services decreased $1.1 million quarter-to-quarter primarily due to lower transportation volumes on our Lou-Tex Propylene Pipeline during the first quarter of 2011 compared to the first quarter of 2010.

Operating costs and expenses were $257.0 million for the first quarter of 2011 compared to $267.2 million for first quarter of 2010, a $10.2 million quarter-to-quarter decrease.  Costs related to natural gas and NGL sales decreased $23.8 million quarter-to-quarter primarily due to lower natural gas prices during the first quarter of 2011 compared to the first quarter of 2010.  Consolidated operating costs and expenses include operational measurement gains and losses at our Mont Belvieu storage complex, which resulted in a $6.2 million quarter-to-quarter increase in expense.  Operating costs and expenses for the first quarter of 2011 attributable to our Mont Belvieu storage complex also include $5.0 million of property damage repair expense resulting from the February 2011 NGL release and fire at West Storage.  Depreciation, amortization and accretion expense included in operating costs and expenses increased $3.3 million quarter-to-quarter primarily due to newly constructed assets placed in service since the first quarter of 2010.  In the aggregate, the remainder of our consolidated operating costs and expenses decreased $0.9 million quarter-to-quarter.

Changes in our revenues and operating costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices.  In general, lower energy commodity prices result in a decrease in revenues attributable to the sale of natural gas and NGLs; however, these lower commodity prices also reduce the associated cost of sales as purchase prices decrease.  The market price of natural gas (as measured at Henry Hub in Louisiana) averaged $4.11 per MMBtu during the first quarter of 2011 versus $5.30 per MMBtu during the first quarter of 2010 – a 22% quarter-to-quarter decrease.  The weighted-average indicative market price for NGLs was $1.36 per gallon during first quarter of 2011 versus $1.23 per gallon during the first quarter of 2010 – an 11% quarter-to-quarter increase.  Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production.

General and administrative costs were $4.6 million for the first quarter of 2011 compared to $4.9 million for the first quarter of 2010.  Equity earnings from Evangeline increased $0.1 million quarter-to-quarter.

Operating income for the first quarter of 2011 was $21.9 million compared to $18.7 million for the first quarter of 2010.  Collectively, the aforementioned changes in revenues, costs and expenses and equity income resulted in a $3.2 million quarter-to-quarter increase in operating income.

Interest expense was $3.1 million in both the first quarter of 2011 and the first quarter of 2010.  An increase in interest expense associated with the DEP Multi-Year Revolving Credit Facility and the $400 Million Term Loan Facility, both of which we entered into in October 2010, was offset by a $2.3 million quarter-to-quarter increase in capitalized interest and a $1.9 million quarter-to-quarter decrease in expense due to the expiration of floating-to-fixed interest rate swaps in September 2010.  Income tax expense for the Texas Margin Tax increased $0.6 million quarter-to-quarter.

As a result of items noted in the previous paragraphs, net income increased $2.6 million quarter-to-quarter to $18.3 million for the first quarter of 2011 compared to $15.7 million for the first quarter of 2010.

We account for EPO’s share of the net income of the DEP I and DEP II Midstream Businesses as noncontrolling interest, which is an adjustment to net income to arrive at the amount of net income attributable to Duncan Energy Partners L.P.  EPO was attributed a net loss of $2.5 million of the DEP I Midstream Businesses for the first quarter of 2011 compared to net income of $4.7 million for the first quarter of 2010.  The quarter-to-quarter decrease in EPO’s share of the net income of the DEP I Midstream Businesses is primarily due to changes in the amount of operational measurement gains and losses recorded by Mont Belvieu Caverns (EPO is allocated 100% of such gains and losses).  In connection with its ownership interests in the DEP II Midstream Businesses, EPO was attributed net income of $1.5 million for the first quarter of 2011 compared to a net loss of $10.2 million for the first quarter of 2010.  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding our determination of net income attributable to EPO’s noncontrolling interest.

The following information highlights significant quarter-to-quarter variances in gross operating margin by business segment:

Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $51.7 million for the first quarter of 2011 compared to $42.5 million for the first quarter of 2010, a $9.2 million quarter-to-quarter increase.  Total natural gas throughput volumes were 4.71 TBtus/d during the first quarter of 2011 compared to 4.47 TBtus/d during the first quarter of 2010.  Gross operating margin from our Texas Intrastate System increased $9.3 million quarter-to-quarter primarily due to increased natural gas volumes from the Eagle Ford Shale supply basin, which resulted in strong demand for our natural gas transportation services during the first quarter of 2011.  Collectively, gross operating margin for the remainder of the businesses within this segment decreased $0.1 million quarter-to-quarter.

NGL Pipelines & Services.  Gross operating margin from this business segment was $24.3 million for the first quarter of 2011 compared to $26.9 million for the first quarter of 2010, a $2.6 million quarter-to-quarter decrease.  Mont Belvieu Caverns recorded operational measurement losses of $5.3 million in the first quarter of 2011 compared to operational measurement gains of $0.9 million in the first quarter of 2010, for a $6.2 million quarter-to-quarter decrease.  Excluding operational measurement gains and losses, segment gross operating margin increased $3.6 million quarter-to quarter.

Excluding operational measurement gains and losses, gross operating margin from our Mont Belvieu storage complex decreased $0.6 million quarter-to-quarter.  Higher storage volumes and fees resulted in a quarter-to-quarter increase in revenues from our Mont Belvieu storage complex, which were more than offset by property damage repair expenses in the first quarter of 2011.  See “Significant Recent Developments” within this Item 2 for information regarding a February 2011 NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility.

Gross operating margin from our South Texas NGL System increased $2.6 million quarter-to-quarter primarily due to higher NGL fractionation and pipeline transportation volumes.  Gross operating margin from the remainder of the businesses within this segment increased $1.6 million quarter-to-quarter primarily due to increased sales volumes and margins associated with the NGL marketing activities of our Big Thicket Gathering System.

Petrochemical Services.  Gross operating margin from this business segment was $1.2 million for the first quarter of 2011 compared to $2.4 million for the first quarter of 2010, a $1.2 million quarter-to-quarter decrease.  Petrochemical transportation volumes decreased to 25 MBPD during the first quarter of 2011 from 31 MBPD during the first quarter of 2010.  The quarter-to-quarter decrease in gross operating margin is primarily due to a decrease in transportation volumes on the Lou-Tex Propylene Pipeline.

Liquidity and Capital Resources

At March 31, 2011, we had approximately $647.7 million of liquidity, which included $634.5 million of available borrowing capacity under the DEP Multi-Year Revolving Credit Facility.  Our primary cash requirements are for routine operating expenses, debt service, working capital, capital expenditures and distributions to owners.  We expect to fund our short-term cash requirements for operating expenses and sustaining capital expenditures with operating cash flows and borrowings under the DEP Multi-Year Revolving Credit Facility.  Our expenditures for long-term productive assets (e.g., business expansion projects) are expected to be funded by a variety of sources (either separately or in combination) including the use of operating cash flows, borrowings under credit facilities and cash contributions from EPO.  We expect to fund cash distributions to partners primarily with operating cash flows.  Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements.  It is our belief that we will continue to have adequate liquidity and capital resources to fund expected recurring operating and investing activities.

At March 31, 2011, our total debt principal balance outstanding was $897.8 million, which includes $215.5 million outstanding under the DEP Multi-Year Revolving Credit Facility due October 2013, the full amount of our $400 Million Term Loan Facility due October 2013 and $282.3 million outstanding under our Term Loan Agreement due December 2011.  We expect to refinance the current maturities of our debt obligations prior to their maturity.

Over the course of 2011, we expect our liquidity level to decrease in proportion to increases in borrowings under the DEP Multi-Year Revolving Credit Facility to fund our share of the Haynesville Extension project costs and the forecast expenditures associated with the West Storage incident (see “Significant Recent Developments” within this Item 2).  Our bank loan agreements require us to maintain certain financial and other customary covenants.  We were in compliance with the financial covenants of our loan agreements at March 31, 2011.  In light of our share of the funding of the Haynesville Extension project costs and the West Storage repair expenditures, we continue to monitor the financial covenant tests of our debt agreements.   Should the need arise, we may solicit a waiver from the lenders to accommodate temporary increases in our financial covenant ratios caused by borrowings to fund the West Storage repair costs in advance of the expected receipt of insurance proceeds to reimburse us for such expenditures.

At March 31, 2011, we have two active registration statements on file with the SEC: the first covers our distribution reinvestment plan (“DRIP”), and the second covers both our employee unit purchase plan (“EUPP”) and the 2010 Plan.  After taking into account limited partner units issued under our active registration statements through March 31, 2011, we may issue an additional 1,948,390 units under the DRIP, 468,083 units under the EUPP and 489,986 units under the 2010 Plan.  The Merger Agreement governing our proposed merger with Enterprise contains restrictions on the issuance of additional awards under the 2010 Plan.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods presented (dollars in millions).  For information regarding the individual components of our cash flow amounts, please refer to the Unaudited Condensed Statements of Consolidated Cash Flows included under Item 1 of this quarterly report.

	For the Three Months
	Ended March 31,
	2011	2010
Net cash flows provided by operating activities	$55.9	$61.5
Cash used in investing activities	326.3	69.7
Cash provided by financing activities	260.6	26.0

Net cash flows provided by operating activities are largely dependent on earnings from our consolidated business activities.  As a result, these cash flows are exposed to certain risks.  We operate predominantly in the midstream energy industry.  We provide services to producers and consumers of natural gas, NGLs, refined products and certain petrochemicals.  The products that we fractionate, sell or transport are principally used as fuel for residential, agricultural and commercial heating; as feedstocks in petrochemical manufacturing; and in the production of motor gasoline.  Reduced demand for our services or products by industrial customers, whether because of a decline in general economic conditions, reduced demand for the end products made with our products, or increased competition from other service providers due to pricing differences or other reasons, could have a negative impact on our earnings and operating cash flows.  For a more complete discussion of these and other risk factors pertinent to our business, see “Risk Factors” under Item 1A included in our 2010 Form 10-K.

The following information highlights the significant period-to-period variances in our consolidated cash flow amounts:

Comparison of Three Months ended March 31, 2011 with the
       Three Months ended March 31, 2010

Operating activities.  The $5.6 million quarter-to-quarter decrease in net cash flows provided by operating activities was primarily due to a $5.4 million increase in gross operating margin and the timing of cash receipts and disbursements.

Investing activities.  The $256.6 million increase in cash used for investing activities was primarily due to (i) a $209.3 million quarter-to-quarter increase in capital expenditures primarily due to the Haynesville Extension project on the Acadian Gas System and various Eagle Ford Shale expansion projects on our Texas Intrastate System and (ii) the first quarter of 2010 including a $45.6 million cash receipt from EPO related to a loan repayment.

    Financing activities.  The $234.6 million quarter-to-quarter increase in cash provided by financing activities was primarily due to increased borrowings under our revolving credit facility and cash contributions by EPO in connection with the funding requirements of our expansion capital projects such as the Haynesville Extension.

Capital Expenditures

An integral part of our business strategy involves expansion through growth capital projects.  The following table summarizes our consolidated capital spending for property, plant and equipment for the periods presented (dollars in millions):

	For the Three Months
	Ended March 31,
	2011	2010
DEP I Midstream Businesses:
Expansion capital spending (1, 2)	$184.1	$31.9
Sustaining capital expenditures (3)	6.4	3.6
DEP II Midstream Businesses:
Expansion capital spending (1)	134.3	68.5
Sustaining capital expenditures (3)	1.8	13.3
Total capital spending	$326.6	$117.3

(1)   EPO funded 100% of expansion capital spending for the first quarter of 2010.
(2)   In June 2010, we elected to participate in the Haynesville Extension project with EPO in accordance with our respective ownership interests in Acadian Gas. We have also elected to participate in a Mont Belvieu Caverns project that consists of converting two storage caverns from NGL to refined products service, one of which was completed in November 2010.
(3)   Sustaining capital expenditures are capital expenditures (as defined by U.S. GAAP) resulting from improvements to and major renewals of existing assets. Such expenditures serve to maintain existing operations but do not generate additional revenues.

The majority of our capital spending during the three months ended March 31, 2011 was attributable to the Haynesville Extension project and various Eagle Ford Shale expansion projects on our Texas Intrastate System.

Based on information currently available, we estimate our total capital spending for property, plant and equipment for the remainder of 2011 will approximate $1.3 billion, which includes $1.26 billion for expansion capital projects and $40 million for sustaining capital expenditures.  Of these forecast amounts, Duncan Energy Partners expects to fund approximately $475 million of expansion capital project spending and $23 million of sustaining capital expenditures.  EPO expects to fund the remaining expenditures.

For information regarding expansion project funding arrangements with EPO for the Haynesville Extension, see “Relationship Agreements with EPO – Amended Acadian LLC Agreement” under Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.  For information regarding expansion project funding arrangements involving the DEP II Midstream Businesses, see “Relationship Agreements with EPO – Company and Limited Partnership Agreements – DEP II Midstream Businesses” under Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

At March 31, 2011, we had approximately $699.8 million in outstanding purchase commitments that relate to our capital spending for property, plant and equipment.  These commitments primarily relate to the Haynesville Extension and expansion projects on our Texas Intrastate System.

Pipeline Integrity Costs

Our pipelines are subject to safety programs administered by the U.S. Department of Transportation (“DOT”).  This federal agency has issued safety regulations containing requirements for the development of integrity management programs for hazardous liquid pipelines (e.g., NGL and petrochemical pipelines) and natural gas pipelines.  In general, these regulations require companies to assess the condition of their pipelines in certain high consequence areas (as defined by the regulation) and to perform any necessary repairs.

The following table summarizes our pipeline integrity costs, including those attributable to DOT regulations, for the periods presented (dollars in millions):

	For the Three Months
	Ended March 31,
	2011	2010
Expensed	$1.3	$1.8
Capitalized	0.7	0.9
Total	$2.0	$2.7

We expect our cash outlay for the pipeline integrity program, irrespective of whether such costs are capitalized or expensed, to approximate $25.2 million for the remainder of 2011.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2010 Form 10-K.  The following estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis:

▪	depreciation methods and estimated useful lives of property, plant and equipment;
▪	measuring recoverability of long-lived assets and equity method investments;
▪	amortization methods and estimated useful lives of qualifying intangible assets;
▪	methods we employ to measure the fair value of goodwill;
▪	revenue recognition policies and the use of estimates when recording revenue and expense accruals;
▪	reserves for environmental matters and litigation contingencies; and
▪	natural gas imbalances.

When used in the preparation of our consolidated financial statements, such estimates are based on our current knowledge and understanding of the underlying facts and circumstances and may be revised as a result of actions we take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our consolidated financial position, results of operations and cash flows.

Other Items

Contractual Obligations

Scheduled maturities of long-term debt.  There have been no material changes in the scheduled maturities of our long-term debt since those reported in our 2010 Form 10-K, except for an increase in borrowings under the DEP Multi-Year Revolving Credit Facility.  For additional information regarding our outstanding debt obligations, see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Purchase obligations.  There have been no material changes in our consolidated purchase obligations since those reported in our 2010 Form 10-K, except for short-term payment obligations relating to capital projects.  See “Liquidity and Capital Resources – Capital Expenditures” within this Item 2 for more information related to our capital expenditures.

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

See “Significant Recent Developments” within this Item 2 for information regarding a February 2011 NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility.  We will seek reimbursement of the costs associated with this incident from our insurance carriers.

Non-GAAP Reconciliations

A reconciliation of our measurement of total non-GAAP segment gross operating margin to GAAP operating income and further to income before benefit from (provision for) income taxes for the periods presented (dollars in millions):

	For the Three Months
	Ended March 31,
	2011	2010
Total segment gross operating margin	$77.2	$71.8
Adjustments to reconcile total segment gross operating margin to operating income:
Depreciation, amortization and accretion in operating costs and expenses	(50.9)	(47.6)
Non-cash asset impairment charges included in operating costs and expenses	--	(1.5)
Gains from asset sales and related transactions in operating costs and expenses	0.2	0.9
General and administrative costs	(4.6)	(4.9)
Operating income	21.9	18.7
Interest expense	(3.1)	(3.1)
Income before benefit from (provision for) income taxes	$18.8	$15.6

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

Off-Balance Sheet Arrangements

In March 2011, Evangeline made the final scheduled payment of $3.2 million on its subordinated note payable.  Following this payment, Evangeline no longer has any debt obligations.

Regulatory Matters

For information regarding regulatory matters, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Related Party Transactions

On April 28, 2011, we and our general partner entered into a definitive merger agreement with Enterprise, Enterprise GP and certain of their subsidiaries.  See “Significant Recent Developments” within this Item 2 for information regarding the proposed merger with Enterprise.  For additional information regarding our related party transactions, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business operations, we are exposed to certain risks, including changes in interest rates and commodity prices.  In order to manage risks associated with certain anticipated future transactions, we use derivative instruments.  Derivatives are financial instruments whose fair value is determined by changes in a specified benchmark such as interest rates, commodity prices or currency values.  Derivative instruments typically include physical forward agreements, futures contracts, floating-to-fixed swaps, basis swaps and options contracts.  Substantially all of our derivatives are used for non-trading activities.  See Note 4 of the Notes to Unaudited Condensed Financial Statements included under Item 1 of this quarterly report for additional information regarding our derivative instruments and hedging activities.

Our exposures to market risk have not changed materially since those reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2010 Form 10-K.

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

We assess the risk of our commodity derivative instrument portfolio using a sensitivity analysis model.  The sensitivity analysis applied to this portfolio measures the potential income or loss (i.e., the change in fair value of the portfolio) based upon a hypothetical 10% movement in the underlying quoted market prices of the commodity derivative instruments outstanding.  The estimated fair value of our commodity derivative instrument portfolio and the effect of hypothetical price movements on the estimated fair value of this portfolio were nominal at both March 31, 2011 and April 19, 2011 (i.e., the remeasurement date).

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

Based on this evaluation, as of the end of the period covered by this quarterly report, the CEO and CFO concluded:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors set forth in our 2010 Form 10-K, in addition to other information in such annual report.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Exhibit*
2.1
Agreement and Plan of Merger, dated as of April 28, 2011, by and among Enterprise Products Partners L.P., Enterprise Products Holdings LLC, EPD MergerCo LLC, Duncan Energy Partners L.P. and DEP Holdings, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed April 29, 2011).

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

10.1
First Amendment to Second Amended and Restated Limited Liability Company Agreement of Acadian Gas, LLC, dated as of March 15, 2011, by and between Enterprise Products Operating LLC and DEP Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 15, 2011).

10.2
Voting Agreement, dated as of April 28, 2011, by and among Duncan Energy Partners L.P., Enterprise Products Partners L.P. and Enterprise GTM Holdings L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 29, 2011).

31.1#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Duncan Energy Partners L.P. for the March 31, 2011 Quarterly Report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of Bryan F. Bulawa for Duncan Energy Partners L.P. for the March 31, 2011 Quarterly Report on Form 10-Q.

32.1#	Section 1350 certification of W. Randall Fowler for the March 31, 2011 Quarterly Report on Form 10-Q.
32.2#	Section 1350 certification of Bryan F. Bulawa for the March 31, 2011 Quarterly Report on Form 10-Q.

*	With respect to exhibits incorporated by reference to Exchange Act filings, the Commission file number for Duncan Energy Partners L.P. is 1-33266.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2011.

DUNCAN ENERGY PARTNERS L.P.
(A Delaware Limited Partnership)

By: DEP Holdings, LLC, as General Partner

By: /s/ Michael J. Knesek
Name: Michael J. Knesek
Title: Senior Vice President, Controller and Principal Accounting Officer of our General Partner